Form 10-Q
period 1996-06-30
LIFE BANCORP INC
filed 1996-08-12
CIK 926039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q
                      ------------------------------------


        [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

                                       OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to ____________

                         Commission File Number 0-24744

                               Life Bancorp, Inc.
- --------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

     Virginia                                         54-1711207
- ----------------------------               --------------------------------

(State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)                Number)


   109 East Main Street
    Norfolk, Virginia                                    23510
- ----------------------------               --------------------------------
(Address of principal executive office)                (Zip Code)


                                 (757) 858-1000
       ------------------------------------------------------------------

              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Common Stock (par value $.01 per share)                9,846,840
- ----------------------------------------     -----------------------------------

          (Title of Class)                  (Number of Shares Outstanding as
                                             of August 9, 1996)

                                                LIFE BANCORP, INC.

                                                 TABLE OF CONTENTS
                                                                                                               Page

PART I - FINANCIAL INFORMATION..................................................................................  1

Item 1.   Financial Statements..................................................................................  1
     Unaudited Consolidated Balance Sheets......................................................................  1
     Unaudited Consolidated Statements of Operations............................................................  2
     Unaudited Consolidated Statements of Operations............................................................  3
     Unaudited Consolidated Statement of Changes in Stockholders'Equity.........................................  4
     Unaudited Consolidated Statements of Cash Flows............................................................  5
     Notes to Unaudited Consolidated Financial Statements.......................................................  6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations............................................................................................  7
     General....................................................................................................  7
     Financial Condition........................................................................................  8
          Assets................................................................................................  8
          Liabilities and Stockholders' Equity..................................................................  8
          Asset Quality.........................................................................................  9
               General..........................................................................................  9
               Impaired Loans...................................................................................  9
               Troubled Debt Restructurings....................................................................  10
               Non-Performing Assets...........................................................................  11
               Allowance for Loan Losses.......................................................................  11
     Results of Operations.....................................................................................  13
          Comparison of Results of Operations for the Three Months Ended June 30, 1996 and
               1995............................................................................................  13
               General.........................................................................................  13
               Net Interest Income.............................................................................  13
               Provision for Loan Losses.......................................................................  13
               Yields Earned and Rates Paid....................................................................  14
               Noninterest Income..............................................................................  14
               Noninterest Expense.............................................................................  14
               Income Tax Provision............................................................................  15
          Comparison of Results of Operations for the Six Months Ended June 30, 1996 and
               1995............................................................................................  15
               General.........................................................................................  15
               Net Interest Income.............................................................................  15
               Provision for Loan Losses.......................................................................  15
               Yields Earned and Rates Paid....................................................................  16
               Noninterest Income..............................................................................  16




               Noninterest Expense.............................................................................  16
               Income Tax Provision............................................................................  17
     Impact of Legislation Under Consideration.................................................................  17
          FDIC Insurance Premiums..............................................................................  17
     Liquidity and Capital Resources...........................................................................  18

PART II - OTHER INFORMATION....................................................................................  19

Item 1.   Legal Proceedings....................................................................................  19

Item 2.   Changes in Securities................................................................................  19

Item 3.   Defaults Upon Senior Securities......................................................................  19

Item 4.   Submission of Matters to a Vote of Security Holders..................................................  19

Item 5.   Other Information....................................................................................  19

Item 6.   Exhibits and Reports on Form 8-K.....................................................................  19

SIGNATURES.....................................................................................................  20


                                                      ii

                                          PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                LIFE BANCORP, INC.
                                       Unaudited Consolidated Balance Sheets
                                         (In thousands, except stock data)

                                                                                 June 30, 1996            December 31, 1995
                                                                                ---------------           -----------------

                             Assets

Cash and cash equivalents........................................               $   11,434                 $     8,845
Investment securities, available-for-sale........................                   34,809                      23,040
Mortgage-backed securities:
  Held-to-maturity (Market value of $153.0 million and
    $169.2 million at 06/30/96 and 12/31/95, respectively).......                  154,238                     168,602
  Available-for-sale.............................................                  427,373                     393,587
Loans receivable, net............................................                  568,024                     467,424
Accrued interest and dividends receivable........................                   10,774                       9,443
Real estate owned................................................                      741                         622
Federal Home Loan Bank stock, at cost............................                    8,740                       8,310
Premises and equipment...........................................                   15,242                      13,975
Excess of cost over net assets of companies acquired.............                    5,369                         459
Other assets.....................................................                    3,776                       2,693
                                                                                ----------                  ----------
        Total assets.............................................               $1,240,520                  $1,097,000
                                                                                ==========                  ==========


              Liabilities and Stockholders' Equity

Liabilities:
  Deposits.......................................................               $  705,796                  $  607,139
  Notes payable and other borrowings:
    Advances from Federal Home Loan Bank of Atlanta..............                  143,681                     148,636
    Securities sold under agreements to repurchase...............                  223,000                     162,000
    Secured note due to Thrift Financing Corporation.............                    5,989                       6,518
  Advances from borrowers for taxes and insurance................                    2,488                       2,981
  Other liabilities..............................................                   10,848                       8,785
                                                                                ----------                  ----------
        Total liabilities........................................                1,091,802                     936,059
                                                                                ----------                  ----------

Stockholders' Equity:
  Preferred stock of $0.01 par value, authorized 5,000,000
    shares, none issued or outstanding...........................                       --                          --
  Common stock of $0.01 par value, authorized 30,000,000
    shares, issued and outstanding 10,097,094 shares at
    June 30, 1996 and 10,910,625 at December 31, 1995............                      101                         109
  Additional paid-in capital.....................................                   95,340                     106,659
  Retained earnings, substantially restricted....................                   62,546                      59,447
  Unearned common stock held by ESOP and RRP trusts..............                   (7,895)                     (7,073)
  Unrealized gain (loss) on securities (net of taxes)............                   (1,374)                      1,799
                                                                                ----------                  -----------
        Total stockholders' equity...............................                  148,718                     160,941
                                                                                ----------                  -----------

        Total liabilities and stockholders' equity...............               $1,240,520                  $1,097,000
                                                                                ==========                  ==========



                             See Notes to Unaudited Consolidated Financial Statements


                                                LIFE BANCORP, INC.
                                  Unaudited Consolidated Statements of Operations
                                       (In thousands, except per share data)

                                                                                               For the
                                                                                          Three Months Ended
                                                                                               June 30,
                                                                                ------------------------------------


                                                                                   1996                       1995
                                                                                  ------                     ------
Interest income:
  Interest on loans..............................................               $ 11,984                   $  9,407
  Interest on investment securities..............................                    745                        353
  Interest on mortgage-backed securities.........................                 10,056                      9,265
                                                                                --------                   --------
        Total interest income....................................                 22,785                     19,025
                                                                                --------                   --------

Interest expense:
  Interest on deposits...........................................                  8,849                      7,557
  Interest on notes payable and other borrowings.................                  5,421                      4,513
                                                                                --------                   --------
        Total interest expense...................................                 14,270                     12,070
                                                                                --------                   --------
        Net interest income......................................                  8,515                      6,955
Provision for loan losses........................................                    (38)                       123
                                                                                --------                   --------
        Net interest income after provision
         for loan losses.........................................                  8,553                      6,832
                                                                                --------                   --------

Noninterest income:
  Deposit fees and related income................................                    161                         95
  Servicing fees.................................................                    145                        158
  Net gain on sales of mortgage loans held
   for sale......................................................                     --                         46
  Net gain on sales of real estate owned.........................                     70                         20
  Net gain on sales of assets....................................                      9                         --
  Other..........................................................                    458                        361
                                                                                --------                   --------
        Total noninterest income.................................                    843                        680
                                                                                --------                   --------

Noninterest expense:
  Compensation and employee benefits.............................                  2,757                      2,375
  Occupancy and office operations................................                    778                        639
  FDIC Premium...................................................                    396                        339
  Advertising and promotion......................................                    226                        198
  Provision for losses on real estate owned......................                     --                         10
  Amortization of excess of cost over net assets
   of companies acquired.........................................                    151                         20
  Other..........................................................                    642                        430
                                                                                --------                   --------
        Total noninterest expense................................                  4,950                      4,011
                                                                                --------                   --------
Income before income taxes.......................................                  4,446                      3,501
Income tax provision.............................................                  1,755                      1,341
                                                                                --------                   --------
Net income.......................................................               $  2,691                   $  2,160
                                                                                ========                   ========

Earnings per common and common equivalent share..................               $   0.28                   $   0.21
                                                                                ========                   ========

Dividends paid per common share..................................               $   0.11                   $   0.11
                                                                                ========                   ========


                             See Notes to Unaudited Consolidated Financial Statements

                                                LIFE BANCORP, INC.
                                  Unaudited Consolidated Statements of Operations
                                         (In thousands, except stock data)

                                                                                             For the
                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                ----------------------------------
                                                                                  1996                       1995
                                                                                -------                    -------
Interest income:
  Interest on loans..............................................               $23,213                    $18,616
  Interest on investment securities..............................                 1,468                        723
  Interest on mortgage-backed securities.........................                19,790                     18,426
                                                                                -------                   --------
        Total interest income....................................                44,471                     37,765
                                                                                -------                    -------

Interest expense:
  Interest on deposits...........................................                17,081                     14,563
  Interest on notes payable and other borrowings.................                10,638                      8,760
                                                                                -------                    -------
        Total interest expense...................................                27,719                     23,323
                                                                                -------                    -------
        Net interest income......................................                16,752                     14,442
Provision for loan losses........................................                    (4)                       291
                                                                                -------                    -------
        Net interest income after provision
         for loan losses.........................................                16,756                     14,151
                                                                                -------                    -------

Noninterest income:
  Deposit fees and related income................................                   302                        192
  Servicing fees.................................................                   296                        324
  Net gain on sales of mortgage loans held
   for sale......................................................                     6                         68
  Net gain on sales of real estate owned.........................                    77                         32
  Net gain on sales of assets....................................                    12                         --
  Other..........................................................                   849                        739
                                                                                -------                    -------
        Total noninterest income.................................                 1,542                      1,355
                                                                                -------                    -------

Noninterest expense:
  Compensation and employee benefits.............................                 5,481                      4,698
  Occupancy and office operations................................                 1,515                      1,274
  FDIC Premium...................................................                   773                        677
  Advertising and promotion......................................                   365                        375
  Provision for losses on real estate owned......................                    --                         40
  Amortization of excess of cost over net assets
   of companies acquired.........................................                   258                         41
  Other..........................................................                 1,063                        887
                                                                                -------                    -------
        Total noninterest expense................................                 9,455                      7,992
                                                                                -------                    -------
Income before income taxes.......................................                 8,843                      7,514
Income tax provision.............................................                 3,565                      2,854
                                                                                -------                    -------
Net income.......................................................               $ 5,278                    $ 4,660
                                                                                =======                    =======

Earnings per common and common equivalent share..................               $  0.53                    $  0.46
                                                                                =======                    =======

Dividends paid per common share..................................               $  0.22                    $  0.22
                                                                                =======                    =======

                             See Notes to Unaudited Consolidated Financial Statements

                                                         3

                                                LIFE BANCORP, INC.
                        Unaudited Consolidated Statement of Changes in Stockholders' Equity
                                                  (In thousands)


                                                                                   Unearned
                                                                                    Common        Unrealized
                                                                                    Stock         Gain (loss)
                                                                                     Held        on Securities
                                                     Additional                    by ESOP         Available
                                         Common       Paid-in       Retained       and RRP          for Sale         Total
                                         Stock        Capital       Earnings       Trusts         (Net of Tax)       Equity
                                        ---------   -----------    ----------    ----------      --------------    ---------


Balance, December 31, 1995..............   $109       $106,659       $59,447      $(7,073)         $ 1,799          $160,941

Net income..............................                               5,278                                           5,278

Cash dividends paid.....................                              (2,179)                                         (2,179)

Common Stock released by
  ESOP trust............................                   331                        672                              1,003

Common Stock in RRP trust...............                   (37)                    (1,494)                            (1,531)

Common Stock repurchased &
  retired...............................     (8)       (11,613)                                                      (11,621)

Unrealized gain (loss) on
  securities, net of tax................                                                            (3,173)           (3,173)
                                           ----       --------       -------       -------         -------          --------

Balance, June 30, 1996..................   $101       $ 95,340       $62,546      $(7,895)         $(1,374)         $148,718
                                           ====       ========       =======      =======          =======          ========


                                    See Notes to Unaudited Consolidated Financial Statements

                                                       LIFE BANCORP, INC.
                                         Unaudited Consolidated Statements of Cash Flows
                                                         (In thousands)
                                                                                     For the Six Months
                                                                                        Ended June 30,
                                                                                --------------------------
                                                                                    1996              1995
                                                                                ------------     ------------
Cash flows from operating activities:
     Net Income ..........................................................      $  5,278          $  4,660
     Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
         Provision for losses on loans and real estate owned..............            (4)              331
         Depreciation and amortization....................................           286               279
         Net amortization of premiums and discounts on investments........           (19)              139
         Amortization of excess of cost over net assets of companies
           acquired.......................................................           258                41
         Net gain on sales of real estate owned...........................           (77)              (32)
         Net gain on sales of mortgage loans..............................            (6)              (68)
         Net gain on sales of premises and equipment......................            (5)               --
     Loans originated for resale..........................................          (335)           (2,436)
     Proceeds from loans sold to others...................................           340             2,504
     Non-Cash ESOP Expenses...............................................           530                --
     Changes in assets and liabilities:
      (Increase) decrease in assets:
         Accrued interest receivable......................................          (812)             (971)
         Deferred loan fees...............................................          (839)              (48)
         Deferred income taxes............................................          (965)              945
         Other assets.....................................................          (118)              368
       Increase (decrease) in liabilities:
         Accrued expenses and other liabilities...........................         3,668               870
                                                                                --------          --------
             Net cash provided by (used in) operating activities..........         7,180             6,582
                                                                                --------          --------
Cash flows from investing activities:
     Proceeds from sales and maturities of investments and mortgage-backed
       securities.........................................................         8,000                --
     Purchase of investment securities....................................       (19,425)               --
     Principal collected on loans.........................................        32,162            26,111
     Loans originated for investment......................................       (71,838)          (54,873)
     Proceeds from sale of premises and equipment.........................             5                --
     Purchases of premises and equipment..................................          (594)             (292)
     Purchase of Seaboard Bancorp.........................................        (8,235)               --
     Purchases of mortgage-backed securities..............................       (86,751)          (66,582)
     Principal collected on mortgage-backed securities....................        67,378            31,173
     Proceeds from sale of real estate owned..............................           506               307
     Redemption of FHLB stock.............................................           351               957
     Principal collected on ESOP loan.....................................           628               623
     Purchase of FHLB stock...............................................            --              (518)
                                                                                --------          --------
             Net cash provided by (used in) investing activities                 (77,813)          (63,094)
                                                                                --------          --------
Cash flows from financing activities:
     Net increase in checking deposits, liquid assets deposits, savings
       deposits, and certificates of deposits accounts....................        34,853            13,632
     Advances from borrowers for taxes and insurance......................          (494)              (72)
     Dividends Paid on Common Stock.......................................        (2,338)           (2,400)
     Repurchase of Common Stock...........................................       (11,621)               --
     Stock purchase for RRP Trust.........................................        (2,694)               --
     Proceeds from notes payable and other borrowings.....................       322,697           537,187
     Repayment of notes payable and other borrowings......................      (267,181)         (491,087)
                                                                                --------          --------
             Net cash provided by (used in) financing activities..........        73,222            57,260
                                                                                --------          --------
Net increase (decrease) in cash and cash equivalents......................         2,589               748

Cash and cash equivalents at beginning of period..........................         8,845             7,945
                                                                                --------          --------
Cash and cash equivalents at end of period................................      $ 11,434          $  8,693
                                                                                ========          ========

                                   See Notes to Unaudited Consolidated Financial Statements

                                                               5

                               LIFE BANCORP, INC.
              Notes to Unaudited Consolidated Financial Statements

1.      Summary of Significant Accounting Policies

        Basis of Financial Statement Presentation

        The accompanying unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include all of the disclosures or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire year or for any interim period.

        Principles of Consolidation

        The consolidated financial statements include the accounts of Life Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Life Savings Bank, FSB (the "Bank"). All significant intercompany transactions have been eliminated in consolidation. Additionally, certain reclassifications may have been made to prior period financial statements in order to conform with the current presentation. The accompanying consolidated financial statements have been prepared on the accrual basis.

2.      Earnings Per Share

        Earnings per share for the three and six months' periods ended June 30, 1996 was determined by dividing income for the periods by the weighted average number of common and common equivalent shares outstanding during the periods. There is no material difference between primary and fully-diluted earnings per share.

        Common equivalent shares include shares issuable upon exercise of dilutive options outstanding under the treasury stock method. The Company accounts for the shares acquired by its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6. Shares acquired by the ESOP and the Recognition and Retention Plan ("RRP") Trusts are not considered in the weighted average shares outstanding until the shares are committed for allocation or vested to an employee's individual account.

        The weighted average number of common and common equivalent shares outstanding during the periods are as follows:

               For the three months ended June 30, 1996              9,610,714
               For the three months ended June 30, 1995             10,064,469
               For the six months ended June 30, 1996                9,896,508
               For the six months ended June 30, 1995               10,126,362

3.      Subsequent Event

        On July 22, 1996, the Board of Directors declared a quarterly dividend of $0.11 per share payable on August 30, 1996 to stockholders of record on August 16, 1996.

        On July 30, 1996, the Company announced that, as intended in the stock repurchase program approved in April, 1996, it had completed the repurchase and retirement of an additional 518,254, or 5%, of its outstanding shares. Between May 7, 1996 and July 29, 1996, the Company repurchased and retired 518,254 shares at a total acquisition price of approximately $7.4 million. When coupled with the 545,531 shares repurchased between January 31, 1996 and April 8, 1996, at a total acquisition price of approximately $7.8 million, the Company has repurchased and retired 1,063,785 shares, or 9.75% of its outstanding shares on December 31, 1995. The Company also announced that it had applied to the OTS for approval to repurchase additional shares in a continuing open-market repurchase program. The Company has not received an indication as to whether such approval will be granted, or the period of time necessary for the OTS to act on the Company's request. If approval is granted, any decision to repurchase shares will be based on, among other things, the then current market value of the stock, other alternative opportunities for utilization of capital and the anticipated positive effect of the repurchase program on the Company's long-term stockholder value.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     General

        The Company's principal business is conducted through the Bank from its headquarters located in Norfolk, Virginia and 20 full-service retail banking offices located in the cities of Norfolk, Chesapeake, Portsmouth, Suffolk, and Virginia Beach, Virginia. The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by law. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS"), which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC"), as the administrator of the SAIF, and to certain reserve requirements established by the Federal Reserve Board ("FRB"). The Bank is a member of the Federal Home Loan Bank ("FHLB") of Atlanta.

        Acquisition of Seaboard Bancorp, Inc. On January 31, 1996, the Company completed its previously announced acquisition of Seaboard Bancorp, Inc. ("Seaboard"), the holding company for Seaboard Savings Bank, F.S.B., ("Seaboard Savings"). Seaboard Savings, headquartered in Virginia Beach, operated three offices, one each in the Virginia cities of Chesapeake, Virginia Beach and Portsmouth. The operations of Seaboard Savings were merged into the Bank effective February 1, 1996, representing a natural extension of the Bank's existing operations and strengthening its presence in the Hampton Roads market.

        The purchase of Seaboard will be accounted for under the purchase method of accounting, whereby the purchase price is allocated to the underlying assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The purchase price for Seaboard, $8.2 million, exceeded the fair value of the net assets by approximately $5.4 million which will be accounted for as goodwill and amortized, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 72. Results of operations of Seaboard, beginning February 1, 1996, are included in the results of the Company.

        At December 31, 1995, Seaboard's assets totaled approximately $81.8 million and its deposits totaled approximately $67.0 million. The financial results of the Company for 1995 do not include the results of the acquisition of Seaboard.


                               Financial Condition
Assets

        Total assets of the Company increased by $143.5 million, or 13.1%, from $1.1 billion at December 31, 1995 to $1.2 billion at June 30, 1996. This increase was mostly due to the aforementioned merger of Seaboard Savings into the Bank, which added $79.0 million to the Company's total assets.

        The increase in total assets during the six month period was mainly due to a $100.6 million, or 21.5%, increase in the Bank's loan receivables, net. Of this increase, $69.2 million resulted from the merger of Seaboard Savings into the Bank. The Bank had no mortgage loans held-for-sale at either June 30, 1996 or December 31, 1995.

        Investment securities available-for-sale increased by $11.8 million, or 51.1%, from $23.0 million at December 31, 1995, to $34.8 million at June 30, 1996, primarily as a part of the Bank's asset liability management strategy to increase government agency investment securities during the interest rate environment which existed during the first part of 1996.

        Mortgage-backed securities increased $19.4 million, or 3.5%, from $562.2 million at December 31, 1995, to $581.6 million at June 30, 1996, reflecting the continuing emphasis by the Bank on investing in mortgage-backed securities as part of its asset liability management strategy.

        The excess of cost over net assets of companies acquired increased $4.9 million to $5.4 million at June 30, 1996 from $459,000 at December 31, 1995. This increase resulted from the aforementioned purchase of Seaboard and is net of amortizations of $258,000 during the six month period.

        The increases in assets were primarily funded by increases in deposits and repurchase agreements.

Liabilities and Stockholders' Equity

        Deposits increased by $98.7 million, or 16.3%, from $607.1 million at December 31, 1995, to $705.8 million at June 30, 1996. Repurchase agreements increased by $61.0 million, or 37.7%, from $162.0 million at December 31, 1995 to $223.0 million at June 30, 1996. These increases in liabilities were partially offset by the decrease in FHLB advances of $5.0 million, or 3.3%, from $148.6 million at December 31, 1995 to $143.7 million at June 30, 1996. The increased utilization of repurchase agreements as a funding source reflects the lower cost of repurchase agreements compared to FHLB advances during the period, and provided the Bank an opportunity to improve asset and liability maturity matching at a reduced funding cost.

        Stockholders' equity decreased by $12.2 million, or 7.6%, from $160.9 million at December 31, 1995, to $148.7 million at June 30, 1996. The decrease in stockholders' equity was a net result of the Company's net income of $5.3 million for the six months ended June 30, 1996, which was more than offset by
(i) the decrease in equity of $11.6 million resulting from the repurchase and retirement of 813,531 shares of Common Stock during the six months; (ii) a $3.2 million market valuation adjustment in unrealized losses, net of taxes, in the Company's available-for-sale securities portfolio, consistent with the required accounting treatment under SFAS No. 115; and, (iii) quarterly cash dividends totaling $2.2 million or $0.11 per share paid on February 29, 1996, to stockholders of record on February 16, 1996, and $0.11 per share paid on May 31, 1996, to stockholders of record on May 17, 1996.

Asset Quality

        General. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made 15 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, late charges are assessed and additional efforts are made to collect the loan. While the Bank prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Bank generally pursues foreclosure or other proceedings, as necessary, to minimize any potential loss.

        Impaired Loans. The Company has adopted SFAS No. 114, as amended by SFAS
118. SFAS No. 114, as amended, provides that a loan is impaired when, based on current information and events, it is probable that the creditor will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. SFAS No. 114, as amended, requires that impaired loans be measured based on the present value of the expected future cash flows, discounted at the loan's effective interest rate. The effective interest rate of a loan is defined as the contractual interest rate adjusted for any net deferred loan fees or costs, premiums or discounts existing at the inception or acquisition of the loan. If the loan is collateral dependent, as a practical expedient, impairment can be based on a loan's observable market price or the fair value of the collateral. The value of the loan is adjusted through a valuation allowance created through a charge to the provision for loan losses. Residential mortgages, consumer installment obligations and credit cards may be excluded. Loans that were treated as in-substance foreclosures under previous accounting pronouncements are considered to be impaired loans and under SFAS No. 114 will remain in the loan portfolio.

        A loan may be placed on non-accrual status and not classified as an impaired loan when in the opinion of management, based on current information and events, it is probable that the Bank will eventually collect all principal and interest amounts due according to the contractual terms of the loan agreement. Interest income for impaired loans is generally recognized on an accrual basis unless it is deemed inappropriate to do so. In those cases in which the receipt of interest payments is deemed more uncertain, the cash basis of income recognition is utilized. Loans are placed on a non-accrual status when, in the judgment of management, the probability of timely collection of interest is deemed to be insufficient to warrant further accrual. As a matter of policy, the Bank does not accrue interest on loans past due 90 days or more except when the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. When a loan is placed on a non-accrual status, previously accrued but unpaid interest is deducted from interest income.

        The following table sets forth information relating to the Bank's recorded investment in impaired loans at or during the periods indicated. Loan balances are not net of specific reserves.

                                                                    Three Months Ended        Year Ended
                                                                June 30,         March 31,    December 31,
                                                                  1996             1996          1995
                                                              ------------     ------------   -----------

                                                                              (In thousands)
Impaired loans for which there is a related
allowance for credit losses                                      $8,538         $11,607        $4,223

Impaired loans for which there is no related
allowance for credit losses                                          --              --            --

Total impaired loans                                             $8,538         $11,607        $4,223
                                                                 ======         =======        ======

Allowance for credit losses on impaired loans                    $3,358         $ 3,361        $  768
                                                                 ======         =======        ======

Average impaired loans during the period                         $9,560         $11,615        $4,234
                                                                 ======         =======        ======

Interest income recognized on impaired loans
during the time within the period that the loans
were impaired                                                   $   190         $    140       $    98
                                                                =======         ========       =======

Interest income recognized on impaired loans using
a cash-basis method of accounting during the time
within the period that the loans were impaired                  $   190         $    140       $    98
                                                                =======         ========       =======


        In conjunction with the acquisition of Seaboard Savings, completed during the first quarter, the Bank, in accordance with its impaired loan policy, classified $6.8 million of the loans acquired from Seaboard as impaired loans. Of the $3.4 million allowance for credit losses on impaired loans, $2.4 million relates to the Seaboard Savings loans acquired.

        Troubled  Debt  Restructurings.   Under  Generally  Accepted  Accounting
Principles ("GAAP"), the Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider under current market conditions. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Bank had $2.5 million of troubled debt restructurings, net of specific reserves, at June 30, 1996. Included in the Bank's troubled debt restructurings at June 30, 1996, is an office warehouse complex with a carrying value of $1.1 million, net of specific reserves. At June 30, 1996, this loan was classified substandard. The loan was added as a troubled debt restructuring as a result of the purchase of Seaboard Savings and at June 30, 1996, was current. The remaining $1.4 million of troubled debt restructurings at June 30, 1996, consisted of loans secured by multi-family and commercial properties located in Virginia Beach and Norfolk.

        Non-Performing Assets. The following table sets forth information relating to the Bank's non-performing assets and troubled debt restructurings at the dates indicated. Loans obtained in the acquisition of Seaboard Savings resulted in increases of $1.0 million to the total non-performing assets and $1.1 million to the troubled debt restructurings.

                                                               June 30,         December 31,
                                                                 1996              1995
                                                            -------------       ------------
                                                                      (In thousands)

Non-performing assets:
  Non-accruing loans:
    Mortgage loans:
      Single-family:
        Conventional                                           $  821           $  859
        FHA/VA                                                    389              245
      Multi-family                                                 --               --
      Commercial                                                  232              436
    Consumer loans                                                325              195
                                                               ------           ------
  Total non-accruing loans                                      1,767            1,735
  Real estate owned, net                                          741              622
                                                               ------           ------

Total non-performing assets                                     2,508            2,357

Troubled debt restructurings                                    2,520            4,525
                                                               ------           ------

Total non-performing assets and
troubled debt restructurings                                   $5,028           $6,882
                                                               ======           ======

Non-accruing loans to total loans held
for investment                                                   0.31%            0.37%
                                                               ======           ======

Total non-performing assets to total
assets                                                           0.20%            0.21%
                                                               ======           ======

Total non-performing assets and
troubled debt restructurings to total assets                     0.41%            0.63%
                                                               ======           ======

        The  Bank's  real  estate  owned  at  June  30,  1996,  consisted  of 12 properties. During the first six months of 1996, the Bank sold four single family residences, two hotel condominiums and one multi-family property previously acquired in foreclosure for a sales price of approximately $551,900. After deductions for valuation allowances, repairs, holding costs and settlement expenses, the Bank realized a net gain on the sale of these properties of approximately $77,000. Additionally, one single family condominium and one duplex, having carrying values totalling $64,000, were donated to charitable non-profit organizations, providing the Bank with a combined tax benefit of approximately $49,300.

        Allowance for Loan Losses. The Bank's policy is to establish reserves for estimated losses on loans when it determines that losses may be incurred on such loans. The allowance for losses on loans is maintained at a level believed adequate by management to absorb potential losses in the portfolio.

Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio; past loss experience; current economic conditions; volume, growth and composition of the portfolio; and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income.

        The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.

                                                       Three Months Ended           Six Months Ended
                                                            June 30,                     June 30,
                                                ----------------------------    -----------------------


                                                     1996           1995          1996          1995
                                                ------------     -----------    -----------   ---------


                                                                          (In thousands)

Allowance at beginning of period                   $9,545        $4,473         $4,438         $4,459
Addition to allowance from acquisition
  of Seaboard Savings                                  --            --          5,192             --
Provision for loan losses                             (38)          123             (4)           291
Charge-offs:
  Mortgage loans:
    Single-family                                     (27)          (34)          (117)          (112)
    Multi-family                                       --           (22)            --           (161)
    Construction                                       --            --             --             --
    Commercial                                         --          (273)            --           (273)
    Residential lots                                   --            --             --             --
  Consumer loans                                     (142)          (33)          (192)           (73)
                                                   ------        ------         ------         ------
      Total charge-offs                              (169)         (362)          (309)          (619)
Recoveries:
  Mortgage loans:
    Single-family                                       1            12              2             17
    Multi-family                                       --            28             --             31
    Construction                                       --            --             --             --
    Commercial                                        150            79            155            154
  Consumer loans                                       16            25             31             45
                                                   ------        ------         ------         ------
      Total recoveries                                167           144            188            247
                                                   ------        ------         ------         ------
Allowance at end of period                         $9,505        $4,378         $9,505         $4,378
                                                   ======        ======         ======         ======

Allowance for loan losses to total non-
  accruing loans at end of period                  537.92%       120.84%        537.92%        120.84%
                                                   ======        ======         ======         ======

Allowance for loan losses to total
  impaired loans at end of period                  111.33%       102.89%        111.33%        102.89%
                                                   ======        ======         ======         ======

Allowance for loan losses to total loans
  held for investment at end of period               1.67%         0.97%          1.67%          0.97%
                                                   ======        =======        ======         ======


        Management of the Bank presently believes that its allowance for loan losses is adequate to cover potential losses in the Bank's loan portfolio. However, future adjustments to this allowance may be necessary, and the Bank's results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in making its determinations in this regard.


                              Results of Operations

     Comparison of Results of Operations for the Three Months Ended June 30, 1996 and 1995

        General. The Company reported net income of approximately $2.7 million and $2.2 million for the three months ended June 30, 1996 and 1995, respectively. The $531,000 increase in net income for the three months ended June 30, 1996, compared to the corresponding period in 1995, was due primarily to a $1.6 million, or 22.4%, increase in net interest income, a $161,000, or 130.9% decrease in the provision for loan losses and a $163,000, or 24.0% increase in noninterest income; which were partially offset by a $939,000, or 23.4%, increase in noninterest expenses and a $414,000, or 30.9%, increase in provision for income taxes.

        Net Interest Income. Net interest income increased by $1.6 million, or 22.4%, in the three months ended June 30, 1996, to $8.5 million, compared to $7.0 million during the same period in 1995. The reason for such increase was a $3.8 million improvement in interest income, mainly due to an increase in average interest-earning assets of $160.8 million, or 15.9%, to $1.2 billion for the three months ended June 30, 1996. The additional interest-earning assets resulted from the Company's acquisition of Seaboard, consummated on February 1, 1996, as well as internal growth in the Bank's loan portfolio. Interest on loans increased $2.6 million, or 27.4%, as a result of a $102.8 million, or 23.0%, increase in the average balance of the loan portfolio together with a 30 basis point (100 basis points being equal to 1%) increase in the average yield earned thereon. Of the increase in the average loan portfolio, $62.4 million resulted from the acquisition of Seaboard. Interest income on mortgage-backed securities increased $791,000 as a result of a $33.1 million, or 6.1%, increase in the average balance of the mortgage-backed securities portfolio together with a 16 basis point increase in the average yield earned thereon. The improvement in interest income was partially offset by a $2.2 million increase in interest expense mainly as a result of an increase of $169.1 million in average interest-bearing liabilities. Interest on deposits increased $1.3 million, or 17.1%, as a result of both an increase in the average balance of deposits of $93.9 million, or 15.7%, and an increase in the cost of deposits from 5.04% to 5.10%. Of the increase in the average balance of deposits, $55.1 million resulted from the acquisition of Seaboard. Interest expense on borrowings increased by $908,000, or 20.1%, as a result of an increase in the average balance of $75.2 million, or 26.4%, partially offset by a decrease in the average rate paid on borrowings from 6.33% to 6.02%. The Bank's average interest rate spread and net interest margin amounted to 2.34% and 2.91%, respectively, during the three months ended June 30, 1996, compared to 2.05% and 2.76% for the comparable period in 1995.

        Provision for Loan Losses. The negative provision for loan losses amounted to $38,000 for the three months ended June 30, 1996, compared to a positive provision of $123,000 for the three months ended June 30, 1995. For additional discussion of the Bank's loan loss policy, see "Financial Condition -
 Asset Quality - Allowance for Loan Losses."

        Yields Earned and Rates Paid. The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin. Average balances are determined on an average daily balance basis.

                                                           Three Months Ended June 30,
                                         ----------------------------------------------------------------
                                                      1996                             1995
                                         ------------------------------   -------------------------------
                            Yield/Cost                          Average                           Average
                            at June 30,    Average               Yield/    Average                 Yield/
                               1996        Balance  Interest    Cost (1)   Balance   Interest     Cost (1)
                            -----------  --------- ----------- -------  -----------  --------    --------
                                                                 (In thousands)
Interest-earning assets:
Loans receivable:
  Mortgage loans                8.07%    $  483,909  $10,496     8.68%   $  399,124    $ 8,148      8.17%
  Consumer loans               10.16%        66,459    1,488     8.96%       48,421      1,259     10.40%
                                         ----------  -------             ----------    -------
Total loans                     8.30%       550,368   11,984     8.71%      447,545      9,407      8.41%
Mortgage-backed securities      7.10%       577,191   10,056     6.97%      544,124      9,265      6.81%
Investment securities           6.82%        37,097      640     6.90%       17,124        285      6.66%
Other earning assets            5.35%         9,145      105     4.59%        4,201         68      6.47%
                                         ----------  -------             ----------
Total interest-earning assets   7.68%     1,173,801   22,785     7.76%    1,012,994     19,025      7.51%
                                         ----------                      ----------
Noninterest-earning assets                   51,895                          40,029
                                         ----------                      -----------
    Total assets                         $1,225,696                      $1,053,023
                                         ==========                      ==========
Interest-bearing liabilities:
Deposits:
  Demand deposits               2.94%    $   35,933      227     2.53%   $   25,473        142      2.23%
  Passbook savings              3.26%        55,649      460     3.31%       62,732        495      3.16%
  Certificates                  5.50%       601,827    8,162     5.42%      511,312      6,920      5.41%
                                         ----------  -------             ----------    -------
Total deposits                  5.17%       693,409    8,849     5.10%      599,517      7,557      5.04%
Borrowings                      5.96%       360,355    5,421     6.02%      285,142      4,513      6.33%
                                         ----------  -------             ----------    -------
  Total interest-bearing
    liabilities                 5.44%     1,053,764   14,270     5.42%      884,659     12,070      5.46%
                                                                                       -------
Noninterest-bearing liabilities              19,346                          15,052
                                         ----------                      ----------
    Total liabilities                     1,073,110                         899,711
Stockholders' equity                        152,586                         153,312
                                         ----------                      ----------
  Total liabilities and
    stockholders' equity                 $1,225,696                      $1,053,023
                                         ==========                      ==========
Net interest-earning assets              $  120,037                      $  128,335
                                         ==========                      ==========
Net interest income and
  interest-rate spread          2.24%                $ 8,515     2.34%                $ 6,955      2.05%
                                                     =======                          =======
Net interest margin                                              2.91%                             2.76%
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                                   1.11x                             1.15x

(1)  Annualized

        Noninterest Income. Noninterest income increased by $163,000, or 24.0%, to $843,000 during the quarter ended June 30, 1996, compared to $680,000 in the comparable three months of 1995. This increase primarily resulted from an increase of $112,000 in commission income from a Bank subsidiary.

        Noninterest Expense. Noninterest expense increased by $939,000, or 23.4%, in the three months ended June 30, 1996, to $5.0 million, compared to $4.0 million in the three months ended June 30, 1995. This increase primarily resulted from the expenses associated with the Company's Employee Stock

Ownership Plan, the Recognition and Retention Plan and the costs related to the acquisition and integration of the operations of Seaboard Savings Bank during the quarter.

        Income Tax Provision. The provision for income taxes increased by $414,000 due to both an increase in the provision rate and the level of income before income taxes. The income tax provision rate increased from 38.3% of income before taxes, for the second quarter of 1995, to 39.5%, for the second quarter of 1996, due to differences in non-taxable and non-deductible items in the second quarter of 1996, compared to the second quarter of 1995 and the effects of more taxable income in higher income tax brackets in 1996.

     Comparison of Results of Operations for the Six Months Ended June 30, 1996 and 1995

       General. The Company reported net income of approximately $5.3 million and $4.7 million for the six months ended June 30, 1996 and 1995, respectively. The $618,000 increase in net income for the six months ended June 30, 1996, compared to the corresponding period in 1995, was due primarily to a $2.3 million, or 16.0%, increase in net interest income, a $295,000, or 101.4% decrease in the provision for loan losses and a $187,000, or 13.8% increase in noninterest income; which were partially offset by a $1.5 million, or 18.3%, increase in noninterest expenses and a $711,000, or 24.9%, increase in provision for income taxes.

        Net Interest Income. Net interest income increased by $2.3 million, or 16.0%, in the six months ended June 30, 1996, to $16.8 million, compared to $14.4 million during the same period in 1995. The reason for such increase was a $6.7 million improvement in interest income, mainly due to an increase in average interest-earning assets of $147.7 million, or 14.8%, to $1.1 billion for the six months ended June 30, 1996. The additional interest-earning assets mostly resulted from the Company's acquisition of Seaboard, consummated on February 1, 1996, coupled with internal loan growth in the Bank's loan portfolio. Interest on loans increased $4.6 million, or 24.7%, as a result of a $90.7 million, or 20.6%, increase in the average balance of the loan portfolio together with a 29 basis point increase in the average yield earned thereon. Of the increase in the average loan portfolio, $52.9 million resulted from the acquisition of Seaboard. Interest income on mortgage-backed securities increased $1.4 million as a result of a $24.5 million, or 4.5%, increase in the average balance of the mortgage-backed securities portfolio together with a 7 basis point increase in the average yield earned thereon. The improvement in interest income was partially offset by a $4.4 million increase in interest expense mainly as a result of an increase of $153.0 million in average interest-bearing liabilities. Interest on deposits increased $2.5 million, or 17.3%, as a result of both an increase in the average balance of deposits of $71.6 million, or 12.0%, and an increase in the cost of deposits from 4.88% to 5.11%. Of the increase in the average balance of deposits, $46.5 million resulted from the acquisition of Seaboard. Interest expense on borrowings increased by $1.9 million, or 21.4%, as a result of an increase in the average balance of $81.5 million, or 30.2%, partially offset by a decrease in the average rate paid on borrowings from 6.49% to 6.05%. The Bank's average interest rate spread and net interest margin amounted to 2.35% and 2.94%, respectively, during the six months ended June 30, 1996, compared to 2.20% and 2.90% for the comparable period in 1995.

        Provision for Loan Losses. The negative provision for loan losses amounted to $4,000 for the six months ended June 30, 1996, compared to a positive provision of $291,000 for the six months ended June 30, 1995. For additional discussion of the Bank's loan loss policy, see "Financial Condition - Asset Quality - Allowance for Loan Losses."

        Yields Earned and Rates Paid. The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin. Average balances are determined on an average daily balance basis.

                                                            Six Months Ended June 30,
                                         ----------------------------------------------------------------
                                                      1996                             1995
                                         ------------------------------   -------------------------------
                            Yield/Cost                         Average                          Average
                            at June 30,    Average              Yield/     Average                Yield/
                               1996        Balance  Interest   Cost (1)    Balance   Interest    Cost (1)
                            -----------  ---------- --------   -------   ----------  ---------  --------
                                                              (In thousands)
Interest-earning assets:
Loans receivable:
  Mortgage loans                8.07%    $  467,361  $20,230     8.66%   $ 393,612    $16,160      8.21%
  Consumer loans               10.16%        64,242    2,983     9.29%      47,250      2,456     10.40%
                                         ----------  -------               -------
Total loans                     8.30%       531,603   23,213     8.73%     440,862     18,616      8.44%
Mortgage-backed securities      7.10%       568,287   19,790     6.96%     543,768     18,426      6.89%
Investment securities           6.82%        36,604    1,264     6.91%      17,248        593      6.88%
Other earning assets            5.35%         8,272      204     4.93%       4,176        130      6.23%
                                         ----------  -------             ---------    -------
Total interest-earning assets   7.68%     1,144,766   44,471     7.77%     997,054     37,765      7.58%
                                                     -------                          -------
Noninterest-earning assets                   49,802                         43,835
                                         ----------                      ---------
    Total assets                         $1,194,568                     $1,040,889
                                         ==========                     ==========
Interest-bearing liabilities:
Deposits:
  Demand deposits               2.94%    $   34,547      454     2.63%  $   25,743        271      2.11%
  Passbook savings              3.26%        56,874      920     3.24%      62,916      1,010      3.21%
  Certificates                  5.50%       576,924   15,707     5.45%     508,122     13,282      5.23%
                                         ---------- --------            ----------    -------
Total deposits                  5.17%       668,345   17,081     5.11%     596,781     14,563      4.88%
Borrowings                      5.96%       351,586   10,638     6.05%     270,132      8,760      6.49%
                                         ---------- --------            ----------    -------
  Total interest-bearing
    liabilities                 5.44%     1,019,931   27,719     5.44%     866,913     23,323      5.38%
                                                    --------                          -------
Noninterest-bearing liabilities              19,709                         22,744
                                         ----------                     ----------
    Total liabilities                     1,039,640                        889,657
Stockholders' equity                        154,928                        151,232
                                         ----------                     ----------
  Total liabilities and
    stockholders' equity                 $1,194,568                     $1,040,889
                                         ==========                     ==========
Net interest-earning assets              $  124,835                     $  130,141
                                         ==========                     ==========
Net interest income and
  interest-rate spread          2.24%                $16,752     2.35%                $14,442      2.20%
                                                     =======                          =======
Net interest margin                                              2.94%                             2.90%
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                                   1.12x                             1.15x

(1)  Annualized

        Noninterest Income. Noninterest income increased $187,000, or 13.8%, to $1.5 million during the six months ended June 30, 1996, compared to $1.4 million in the comparable six months of 1995. The additional noninterest income related to an increase of $116,000 in commission income from a Bank subsidiary.

        Noninterest Expense. Noninterest expense increased by $1.5 million, or 18.3%, in the six months ended June 30, 1996, to $9.5 million, compared to $8.0 million in the six months ended June 30, 1995. This increase primarily resulted from the expenses associated with the Company's Employee Stock

Ownership Plan, the Recognition and Retention Plan and the costs related to the acquisition and integration of the operations of Seaboard Savings Bank during the six months.

        Income Tax Provision. The provision for income taxes increased by $711,000 due to both an increase in the provision rate and the level of income before income taxes. The income tax provision rate increased from 38.0% of income before taxes, for the first six months of 1995, to 40.3%, for the first six months of 1996, due to differences in non-taxable and non-deductible items in the first six months of 1996, compared to the comparable 1995 period and the effects of more taxable income in higher income tax brackets in 1996.

                    Impact of Legislation Under Consideration

        FDIC Insurance Premiums. Included in noninterest expense are FDIC insurance premiums. Currently, there is a disparity in the ratio of reserves to insured deposits in the FDIC Savings Association Insurance Fund ("SAIF"), maintained for savings institutions, and the Bank Insurance Fund ("BIF"), maintained for commercial and other banks. The Bank currently pays an insurance premium to the FDIC equal to 23 cents per $100 of insured deposits. Effective January 1, 1996, the FDIC lowered the annual insurance premium for most members of BIF, primarily commercial banks, to $2,000. This reduction put the Bank at a material competitive disadvantage to BIF members and could have a material adverse effect on the operations of the Bank in future periods. The disparity in insurance premiums between those required for the Bank and BIF members could allow BIF members to attract and retain deposits at a lower effective cost than that possible for the Bank and put competitive pressure on the Bank to raise its interest rates paid on deposits, thus increasing its cost of funds and possibly reducing net interest income. The resultant competitive disadvantage could result in the Bank losing deposits to BIF members, who have a lower cost of funds and are, therefore, able to pay higher rates of interest on deposits. Although the Bank has other sources of funds, these other sources may have higher cost than those of deposits.

        Several alternatives to mitigate the effect of the BIF/SAIF insurance premium disparity have recently been proposed by the U.S. Congress, federal regulators, industry trade associations and the Administration. One plan, that has gained support of several sponsors, would require all SAIF member institutions, including the Bank, to pay a one time fee to recapitalize the SAIF of up to 85 basis points on the amount of deposits held by the member institution. If this proposal is enacted by Congress, the payment may be immediately charged to earnings. If the proposed assessment of 85 cents per $100 of assessable deposits was enacted, based on deposits as of the proposed assessment date of March 31, 1995, the negative impact for the Bank could be approximately $5.1 million.

        As part of the BIF/SAIF issue, some legislators are also discussing the charter conversion of all savings institutions, including the Bank, into commercial banks. Proposed federal legislation contained in the Revenue Reconciliation Bill of 1995, vetoed by the President, and other proposals, would effectively require thrift institutions, like the Bank, to surrender their federal thrift charters and become either state-chartered or federally chartered banks. Questions regarding the tax consequences resulting from such conversions and the permissible activities of converted institutions and thrift holding companies, such as the Company, are still being debated in Congress. The charter change, as proposed, would require the recapture (for income tax purposes) of post-1987 bad debt reserves. Under proposed legislation, the taxes generated by such recapture would be paid rateably over six years beginning in 1996, and thrifts could delay those payments by two years if they meet certain residential lending requirements. Since the Bank has provided deferred taxes on those bad debt reserves accumulated since

1987, management believes that the enactment of these proposals will have minimal effect on the earnings of the Bank or the Company.

        At this time, although a consensus appears to be developing among regulators, legislators and bankers, no assurance can be given what, if any, action will be taken by the regulators or by Congress in order to address the disparity between BIF and SAIF deposit assessments and reserve funds. Consequently, the Company cannot analyze the potential effect, if any, on the Company's financial condition or results of operations.


                         Liquidity and Capital Resources

        The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits; borrowings; amortization, prepayments and maturities of outstanding loans and mortgage-backed securities; sales of loans; maturities of investment securities and other short-term investments; and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank has been able to generate sufficient cash through its deposits as well as borrowings (primarily consisting of FHLB advances and repurchase agreements). At June 30, 1996, the Bank had $143.7 million of outstanding FHLB advances and $228.9 million in repurchase agreements and other borrowings.

        Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its funds acquired primarily to meet its ongoing commitments, to provide funds for maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and other investment securities. At June 30, 1996, the total approved loan commitments outstanding amounted to $51.0 million. At the same date, commitments under unused lines of credit amounted to $8.2 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1996, totaled $367.8 million. Management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that even with interest rates at lower levels than have been experienced in recent years, it will continue to have sufficient funds to meet its current commitments. At June 30, 1996, the Bank had a liquidity ratio of 14.3%, which exceeded the required minimum liquid asset ratio of 5.0%.

        At June 30, 1996, the Bank's regulatory capital was well in excess of applicable minimums required by federal regulations. The Bank, as a member of the thrift industry, is required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 3.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At June 30, 1996, the Bank's tangible capital was $116.7 million, or 9.44% of adjusted total assets, core capital was $116.7 million, or 9.44% of adjusted total assets and risk-based capital was $122.7 million, or 23.6% of adjusted risk-weighted assets, exceeding the requirements by $98.1 million, $79.6 million and $81.6 million, respectively.

        In June, 1996, the Board of Directors authorized the Bank to borrow an additional 10% of total assets and to invest such amount in mortgage-backed securities issued by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") or the Federal Home

Loan Mortgage Corporation ("FHLMC") ("agency mortgage-backed securities"). This arbitrage program is intended to partially leverage the Company's excess capital, increase its return on equity and improve earnings per share until such time as more appropriate alternative opportunities for utilization of capital exist. During July, 1996, the Bank purchased $133.0 million of one-year adjustable rate agency mortgage-backed securities and funded such purchase with short-term reverse repurchase agreements.



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
                       Not applicable.

Item 2. Changes in Securities
                       Not applicable.

Item 3. Defaults Upon Senior Securities
                       Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
                       Not applicable.

Item 5. Other Information
                       Not applicable.

Item 6. Exhibits and Reports on Form 8-K

               a)      Not applicable.


               b)      No Form 8-K Reports were filed during the quarter.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  LIFE BANCORP, INC.



Date:  August 12, 1996       By: /s/ Tollie W. Rich, Jr.
                                  ----------------------
                                  Tollie W. Rich, Jr., Executive Vice President,
                                     Chief Operating Officer


Date:  August 12, 1996       By: /s/ Emory J. Dunning, Jr.
                                  -------------------------
                                  Emory J. Dunning, Jr., Senior Vice President,
                                     Treasurer and Chief Financial Officer