Form 10-Q
period 1996-09-30
LIFE BANCORP INC
filed 1996-11-14
CIK 926039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------


                                    FORM 10-Q
                      ------------------------------------


    [GRAPHIC OMITTED] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    [ X ]      For the quarterly period ended September 30, 1996

                                       OR

    [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the transition period from             to

                         Commission File Number 0-24744

                               Life Bancorp, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Virginia                                           54-1711207
--------------------------------               --------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                 Number)

  109 East Main Street
   Norfolk, Virginia                                         23510
--------------------------------               --------------------------------
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock (par value $.01 per share)                     9,846,840
---------------------------------------           -----------------------------
         (Title of Class)                         (Number of Shares Outstanding
                                                   as of November 8, 1996)


                                                LIFE BANCORP, INC.

                                                 TABLE OF CONTENTS
                                                                                                               Page

PART I - FINANCIAL INFORMATION..................................................................................  1

Item 1.   Financial Statements..................................................................................  1
     Unaudited Consolidated Balance Sheets......................................................................  1
     Unaudited Consolidated Statements of Operations - Three Months.............................................  2
     Unaudited Consolidated Statements of Operations - Year-to-Date.............................................  3
     Unaudited Consolidated Statement of Changes in Stockholders' Equity........................................  4
     Unaudited Consolidated Statements of Cash Flows............................................................  5
     Notes to Unaudited Consolidated Financial Statements.......................................................  6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations............................................................................................  7
     General....................................................................................................  7
          Acquisition of Seaboard Bancorp, Inc..................................................................  7
          Stock Repurchases.....................................................................................  7
     Impact of Recently Enacted Legislation.....................................................................  8
          SAIF Recapitalization.................................................................................  8
               BIF/SAIF Premium Disparity.......................................................................  8
               Proposed Risk-Based Premium Assessment...........................................................  8
               Merger of BIF and SAIF...........................................................................  9
          Bad Debt Reserve Recapture............................................................................  9
     Financial Condition.......................................................................................  10
          Assets...............................................................................................  10
          Liabilities and Stockholders' Equity.................................................................  11
          Asset Quality........................................................................................  11
               General.........................................................................................  11
               Impaired Loans..................................................................................  11
               Troubled Debt Restructurings....................................................................  13
               Non-Performing Assets...........................................................................  14
               Potential Problem Loans.........................................................................  14
               Allowance for Loan Losses.......................................................................  15
     Results of Operations.....................................................................................  17
          Comparison of Results of Operations for the Three Months Ended September 30,
               1996 and 1995...................................................................................  17
               General.........................................................................................  17
               Net Interest Income.............................................................................  17
               Yields Earned and Rates Paid....................................................................  18
               Provision for Loan Losses.......................................................................  18
               Noninterest Income..............................................................................  18





               Noninterest Expense.............................................................................  19
               Income Tax Provision............................................................................  19
          Comparison of Results of Operations for the Nine Months Ended September 30, 1996
               and 1995........................................................................................  19
               General.........................................................................................  19
               Net Interest Income.............................................................................  19
               Yields Earned and Rates Paid....................................................................  20
               Provision for Loan Losses.......................................................................  20
               Noninterest Income..............................................................................  21
               Noninterest Expense.............................................................................  21
               Income Tax Provision............................................................................  21
     Liquidity and Capital Resources...........................................................................  21

PART II - OTHER INFORMATION....................................................................................  22

Item 1.   Legal Proceedings....................................................................................  22

Item 2.   Changes in Securities................................................................................  22

Item 3.   Defaults Upon Senior Securities......................................................................  22

Item 4.   Submission of Matters to a Vote of Security Holders..................................................  22

Item 5.   Other Information....................................................................................  22

Item 6.   Exhibits and Reports on Form 8-K.....................................................................  22

SIGNATURES.....................................................................................................  23

                                          PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                LIFE BANCORP, INC.
                                       Unaudited Consolidated Balance Sheets
                                         (In thousands, except stock data)

                                                                September 30, 1996  December 31, 1995
                                                                ------------------  ------------------
                               Assets

Cash and cash equivalents........................................... $   10,637       $    8,845
Investment securities, available-for-sale...........................     35,316           23,040
Mortgage-backed securities:
  Held-to-maturity (Market value of $146.0 million and
    $169.2 million at 09/30/96 and 12/31/95, respectively)..........    147,174          168,602
  Available-for-sale................................................    574,680          393,587
Loans receivable, net...............................................    592,103          467,424
Accrued interest and dividends receivable...........................     11,036            9,443
Real estate owned...................................................      1,276              622
Federal Home Loan Bank stock, at cost...............................      8,740            8,310
Premises and equipment..............................................     15,493           13,975
Excess of cost over net assets of companies acquired................      4,794              459
Other assets........................................................      3,511            2,693
                                                                     ----------       ----------
        Total assets................................................ $1,404,760       $1,097,000
                                                                     ==========       ==========


                Liabilities and Stockholders' Equity

Liabilities:
  Deposits.......................................................... $  720,920       $  607,139
  Notes payable and other borrowings:
    Advances from Federal Home Loan Bank of Atlanta.................    154,011          148,636
    Securities sold under agreements to repurchase..................    358,145          162,000
    Secured note due to Thrift Financing Corporation................      5,222            6,518
  Advances from borrowers for taxes and insurance...................      4,254            2,981
  Other liabilities.................................................     16,762            8,785
                                                                     ----------       ----------
        Total liabilities...........................................  1,259,314          936,059
                                                                     ----------       ----------

Stockholders' Equity:
  Preferred stock of $0.01 par value, authorized 5,000,000
    shares, none issued or outstanding..............................        --               --
  Common stock of $0.01 par value, authorized 30,000,000
    shares, issued and outstanding 9,846,840 shares at
    September 30, 1996 and 10,910,625 at December 31, 1995..........         98              109
  Additional paid-in capital........................................     91,939          106,659
  Retained earnings, substantially restricted.......................     61,706           59,447
  Common stock held by ESOP and RRP trusts..........................     (7,684)          (7,073)
  Unrealized gain (loss) on securities (net of taxes)...............       (613)           1,799
                                                                     ----------       ----------
        Total stockholders' equity..................................    145,446          160,941
                                                                     ----------       ----------

        Total liabilities and stockholders' equity.................. $1,404,760       $1,097,000
                                                                     ==========       ==========

                             See Notes to Unaudited Consolidated Financial Statements

                                                LIFE BANCORP, INC.
                     Unaudited Consolidated  Statements  of Operations - Three  Months
                                      (In thousands, except per share data)

                                                                               For the
                                                                          Three Months Ended
                                                                             September 30,
                                                                        -----------------------
                                                                         1996             1995
                                                                        -------         -------
Interest income:
  Interest on loans..............................................       $12,523         $ 9,902
  Interest on investment securities..............................           687             160
  Interest on mortgage-backed securities.........................        11,619           9,390
                                                                        -------         -------
        Total interest income....................................        24,829          19,452
                                                                        -------         -------

Interest expense:
  Interest on deposits...........................................         9,254            7,765
  Interest on notes payable and other borrowings.................         7,100            4,540
                                                                        -------         -------
        Total interest expense...................................        16,354          12,305
                                                                        -------         -------
        Net interest income......................................         8,475           7,147
Provision for loan losses........................................          (295)             75
                                                                        -------         -------
        Net interest income after provision
         for loan losses.........................................         8,770           7,072
                                                                        -------         -------

Noninterest income:
  Deposit fees and related income................................           162             111
  Servicing fees.................................................           141             157
  Net gain on sales of mortgage loans held-
   for-sale......................................................             2              51
  Net gain of sales of mortgage-backed securities
   available-for-sale............................................            14             --
  Net gain on sales of real estate owned.........................           213              51
  Net gain on sales of assets....................................           --               62
  Other..........................................................           408             368
                                                                        -------         -------
        Total noninterest income.................................           940             800
                                                                        -------         -------

Noninterest expense:
  Compensation and employee benefits.............................         2,856           2,622
  Occupancy and office operations................................           791             623
  FDIC Premium...................................................         4,776             344
  Advertising and promotion......................................            53              85
  Provision for losses on real estate owned......................            34               1
  Amortization of excess of cost over net assets
   of companies acquired.........................................           599              43
  Other..........................................................           365             357
                                                                        -------        --------
        Total noninterest expense................................         9,474           4,075
                                                                        -------         -------
Income before income taxes.......................................           236           3,797
Income tax provision.............................................            70           1,443
                                                                        -------         -------
Net income.......................................................       $   166         $ 2,354
                                                                        =======         =======

Earnings per common and common equivalent share..................       $  0.02        $   0.23
                                                                        =======        ========

Dividends paid per common share..................................       $  0.11        $   0.11
                                                                        =======        ========

                             See Notes to Unaudited Consolidated Financial Statements

                                                         2

                                                LIFE BANCORP, INC.
                          Unaudited Consolidated Statements of Operations - Year-to-Date
                                         (In thousands, except stock data)

                                                                                  For the
                                                                             Nine Months Ended
                                                                                September 30,
                                                                        ------------------------
                                                                          1996            1995
                                                                        --------        --------
Interest income:
  Interest on loans..............................................       $35,736         $28,518
  Interest on investment securities..............................         2,155             883
  Interest on mortgage-backed securities.........................        31,409          27,816
                                                                        -------         -------
        Total interest income....................................        69,300          57,217
                                                                        -------         -------

Interest expense:
  Interest on deposits...........................................        26,335          22,328
  Interest on notes payable and other borrowings.................        17,738          13,300
                                                                        -------         -------
        Total interest expense...................................        44,073          35,628
                                                                        -------         -------
        Net interest income......................................        25,227          21,589
Provision for loan losses........................................         (299)             366
                                                                        -------         -------
        Net interest income after provision
         for loan losses.........................................        25,526          21,223
                                                                        -------         -------

Noninterest income:
  Deposit fees and related income................................           464             303
  Servicing fees.................................................           437             481
  Net gain on sales of mortgage loans held-
   for-sale......................................................             8             119
  Net gain of sales of mortgage-backed securities
   available-for-sale............................................            14              --
  Net gain on sales of real estate owned.........................           290              83
  Net gain on sales of assets....................................            12              62
  Other..........................................................         1,257           1,107
                                                                        -------         -------
        Total noninterest income.................................         2,482           2,155
                                                                        -------         -------

Noninterest expense:
  Compensation and employee benefits.............................         8,337           7,320
  Occupancy and office operations................................         2,306           1,897
  FDIC Premium...................................................         5,549           1,021
  Advertising and promotion......................................           418             460
  Provision for losses on real estate owned......................            34              41
  Amortization of excess of cost over net assets
   of companies acquired.........................................           857              84
  Other..........................................................         1,428           1,244
                                                                        -------         -------
        Total noninterest expense................................        18,929          12,067
                                                                        -------         -------
Income before income taxes.......................................         9,079          11,311
Income tax provision.............................................         3,635           4,297
                                                                        -------         -------
Net income.......................................................       $ 5,444         $ 7,014
                                                                        =======         =======

Earnings per common and common equivalent share..................       $  0.56         $  0.69
                                                                        =======         =======

Dividends paid per common share..................................       $   .33         $  0.33
                                                                        =======         =======

                             See Notes to Unaudited Consolidated Financial Statements

                                                LIFE BANCORP, INC.
                        Unaudited Consolidated Statement of Changes in Stockholders' Equity
                                                  (In thousands)


                                                                                  Common       Unrealized
                                                                                   Stock       Gain (loss)
                                                                                   Held       on Securities
                                                      Additional                  by ESOP      Available-
                                            Common     Paid-in      Retained      and RRP       for-Sale         Total
                                             Stock     Capital      Earnings      Trusts      (Net of Tax)      Equity
                                            -------   ----------   ---------     --------     ------------     ---------


Balance, December 31, 1995..............     $109     $106,659      $59,447      $(7,073)      $ 1,799          $160,941

Net income..............................                              5,444                                        5,444

Cash dividends paid.....................                             (3,185)                                      (3,185)

Common Stock released by
  ESOP trust............................                   521                      1,015                          1,536

Common Stock in RRP trust...............                   (90)                    (1,626)                        (1,716)

Common Stock repurchased &
  retired...............................      (11)     (15,151)                                                  (15,162)

Unrealized gain (loss) on
  securities, net of tax................                                                        (2,412)           (2,412)
                                             -----    --------      -------      -------       -------          --------

Balance, September 30, 1996.............     $  98    $ 91,939      $61,706      $(7,684)      $  (613)         $145,446
                                             =====    ========      =======      =======       =======          ========





















                                    See Notes to Unaudited Consolidated Financial Statements

                                                               4

                                                       LIFE BANCORP, INC.
                                         Unaudited Consolidated Statements of Cash Flows
                                                         (In thousands)
                                                                                           For the Nine Months
                                                                                           Ended September 30,
                                                                                       --------------------------
                                                                                          1996              1995
                                                                                       ---------         ---------
Cash flows from operating activities:
     Net Income.................................................................        $  5,444          $  7,014
     Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
         Provision for losses on loans and real estate owned....................            (265)              407
         Depreciation and amortization..........................................             465               417
         Net amortization of premiums and discounts on investments..............             (23)              245
         Amortization of excess of cost over net assets of companies acquired...             857                84
         Net gain on sales of real estate owned.................................            (290)              (83)
         Net gain on sales of mortgage loans....................................              (8)             (119)
         Net gain on sales of assets............................................             (12)              (62)
     Loans originated for resale................................................            (637)           (7,434)
     Proceeds from loans sold to others.........................................             645             7,553
     Non-Cash ESOP Expenses.....................................................             827               --
     Changes in assets and liabilities:
       (Increase) decrease in assets:
         Accrued interest receivable............................................          (1,774)             (121)
         Deferred loan fees.....................................................            (676)             (394)
         Deferred income taxes..................................................            (492)            4,133
         Other assets...........................................................            (192)              700
       Increase (decrease) in liabilities:
         Accrued expenses and other liabilities.................................           7,988             1,281
                                                                                        --------          --------
             Net cash provided by (used in) operating activities................          11,857            13,621
                                                                                        --------          --------

Cash flows from investing activities:
     Proceeds from sales and maturities of investments and mortgage-backed
       securities...............................................................           8,007            15,075
     Purchase of investment securities..........................................         (19,425)              --
     Principal collected on loans...............................................          54,476            38,676
     Loans originated for investment............................................        (115,714)          (72,219)
     Proceeds from sale of premises and equipment...............................               5               146
     Purchases of premises and equipment........................................          (1,023)             (260)
     Purchase of Seaboard Bancorp...............................................          (8,235)              --
     Purchases of mortgage-backed securities....................................        (271,290)         (103,185)
     Principal collected on mortgage-backed securities..........................         111,325            56,312
     Proceeds from sale of real estate owned....................................             620               691
     Redemption of FHLB stock...................................................             351               957
     Principal collected on ESOP loan...........................................             943               934
     Purchase of FHLB stock.....................................................             --               (518)
                                                                                        --------          --------
             Net cash provided by (used in) investing activities................        (239,960)          (63,391)
                                                                                        --------          --------

Cash flows from financing activities:
     Net increase in checking deposits, liquid assets deposits, savings
       deposits, and certificates of deposits accounts..........................          49,977             9,773
     Advances from borrowers for taxes and insurance............................           1,273             1,957
     Dividends Paid on Common Stock.............................................          (3,421)           (3,600)
     Repurchase of Common Stock.................................................         (15,162)              --
     Stock purchase for RRP Trust...............................................          (2,996)              --
     Proceeds from notes payable and other borrowings...........................         893,662           607,053
     Repayment of notes payable and other borrowings............................        (693,438)         (568,235)
                                                                                        --------          --------
             Net cash provided by (used in) financing activities................         229,895            46,948
                                                                                        --------          --------

Net increase (decrease) in cash and cash equivalents............................           1,792            (2,822)

Cash and cash equivalents at beginning of period................................           8,845             7,945
                                                                                        --------          --------
Cash and cash equivalents at end of period......................................        $ 10,637          $  5,123
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

                                                               5

                               LIFE BANCORP, INC.
              Notes to Unaudited Consolidated Financial Statements

1.      Summary of Significant Accounting Policies

        Basis of Financial Statement Presentation

        The accompanying unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include all of the disclosures or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire year or for any interim period.

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

2.      Earnings Per Share

        Earnings per share for the three- and nine-month periods ended September 30, 1996 was determined by dividing income for the periods by the weighted average number of common and common equivalent shares outstanding during the periods. There is no material difference between primary and fully-diluted earnings per share.

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

        The weighted average number of common and common equivalent shares outstanding during the periods are as follows:

               For the three months ended September 30, 1996       9,189,655
               For the three months ended September 30, 1995      10,189,909
               For the nine months ended September 30, 1996        9,659,171
               For the nine months ended September 30, 1995       10,183,347


3.      Subsequent Event

        On October 21, 1996, the Board of Directors declared a quarterly dividend of $0.11 per share payable on November 29, 1996 to stockholders of record on November 15, 1996.

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

        The purchase of Seaboard is being accounted for under the purchase method of accounting, whereby the purchase price is allocated to the underlying assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The purchase price for Seaboard, $8.2 million, exceeded the fair value of the net assets by approximately $5.4 million which is being accounted for as goodwill and amortized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 72. Results of operations of
Seaboard, beginning February 1, 1996, are included in the results of the Company.

        At December 31, 1995, Seaboard's assets totaled approximately $81.8 million and its deposits totaled approximately $67.0 million. The financial results of the Company for 1995 do not include the results of the acquisition of Seaboard.

        Stock Repurchases. During the first nine months of 1996, the Company repurchased and retired 1,063,785 shares, or 9.75% of its outstanding shares on December 31, 1995, at a total acquisition price of approximately $15.2 million.

        On August 13, 1996, the Company announced that it had received approval from the OTS to repurchase up to an additional 15% of its outstanding shares, 5% during the period ending October 11, 1996, and another 10% during the period beginning October 12, 1996, and ending October 11, 1997. No shares were repurchased between August 13, 1996, and October 11, 1996.

        Future decisions by the Company to repurchase shares will be based on, among other things, the then current market value of the stock, alternative opportunities for utilization of capital and the anticipated positive effect of the repurchase program on the Company's long-term shareholder value.

                     Impact of Recently Enacted Legislation

SAIF Recapitalization

     BIF/SAIF Premium Disparity. On September 30, 1996, the President signed into law the Omnibus Consolidated Appropriations Act. Part of this act, the Deposit Insurance Funds Act of 1996 ("BIF/SAIF Legislation"), provides for, among other things, the resolution of the FDIC premium disparity between Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") insured financial institutions. Prior to the legislation, most insured depository institutions holding BIF-assessable deposits paid the statutory minimum of $2,000 for deposit insurance while most insured depository institutions with SAIF-assessable deposits, such as the Bank, paid 23 basis points (100 basis points being equal to 1%).

        The BIF/SAIF Legislation requires a one-time special assessment to recapitalize the SAIF. The assessment is based on the amount of SAIF-assessable deposits held by an institution as of March 31, 1995, is effective on September 30, 1996, and, in accordance with final rules adopted by the FDIC, is payable on November 27, 1996. The FDIC has determined that, in order to fully capitalize the SAIF to statutory mandated levels, all SAIF insured depository institutions (except certain "weak institutions") will be assessed 65.7 basis points on SAIF-assessable deposits as of March 31, 1995. If an institution has merged with or acquired another institution since March 31, 1995, it must add to its special assessment base the March 31, 1995, assessable deposits of the institution that was acquired.

        The Emerging Issues Task Force of the Financial Accounting Standards Board ("FASB") previously discussed the financial reporting issues relating to a special assessment, and, in November, 1995, indicated that institutions with SAIF-assessable deposits should accrue the liability when the legislation is enacted and the related charge should be reported as a component of operating expenses in the period that includes the enactment date. Further, the charge should not be reported as an extraordinary item.

        Consistent with the BIF/SAIF Legislation, the Bank's pro-rata one-time special assessment to recapitalize the SAIF is $4.4 million. In conformity with the applicable FASB guidelines, the Bank accrued this liability on September 30, 1996, resulting in an additional one-time increase in FDIC premiums.

        Proposed Risk-Based Premium Assessment. Effective January 1, 1997, the BIF/SAIF Legislation requires that SAIF members will have the same risk-based assessment schedule as BIF members, ranging from 0 basis points for "well-capitalized institutions" to 27 basis points for "weak institutions." Additionally, the legislation provides for sharing of the Financing Corporation bond obligation ("FICO Bonds")1 between members of the SAIF and the BIF. Beginning January 1, 1997, FICO Bond assessments of 6.4 and 1.3 basis points will be added to the regular assessment for the SAIF-assessable base and the BIF-assessable base, respectively, until December 31, 1999. Thereafter, about
2.4 basis points will be added to each regular assessment for all insured depositories, achieving full pro-rata FICO sharing. The BIF/SAIF Legislation also provides for the conditional merger of the BIF and the SAIF no
--------
1 FICO Bonds were issued in an attempt undertaken between 1987 and 1989 to provide funds for the ailing Federal Savings and Loan Insurance Corporation (FSLIC) without a direct taxpayer expense. Since the establishment of the SAIF in 1989, a portion of the SAIF premiums has been earmarked to satisfy the $780 million in annual interest obligations on FICO Bonds, payments that continue until 2019.

earlier than January 1, 1999. When the funds are merged, the FICO Bond premium will be equal for all members of the new fund.

        As a "well capitalized institution", the Bank was previously assessed the lowest FDIC-SAIF insurance premium at the rate of 23 basis points on insured deposits for the fourth quarter of 1996. Since the SAIF became fully capitalized as of October 1, 1996, the regular assessment rate for SAIF-member institutions has been lowered retroactively to that date. Until January 1, 1997, FICO payments can be made only from assessments on SAIF-member institutions; therefore, during the fourth quarter of 1996 the SAIF premium assessment will be the amount necessary to cover the FICO obligations. Overpayment of fourth quarter FDIC premiums (currently estimated at approximately 1.25 basis points, or $88,300 for the Bank) will be refunded or credited toward future FDIC insurance premiums. Beginning January 1, 1997, unless the base rate for "well capitalized institutions" is modified, the Bank's FDIC premium should be 6.4 basis points (the FICO Bond obligation). Based on current deposit levels, this will reduce the Bank's annual premium assessment by approximately $1.2 million.

        Merger of BIF and SAIF. The BIF/SAIF Legislation provides for the conditional merger of the BIF and the SAIF on January 1, 1999, if no insured depository institution is a savings association on that date. By March 31, 1997, the Secretary of the Treasury is required to conduct a study and prepare a report to Congress addressing all issues which the Secretary considers relevant with respect to the development of a common charter for all insured depository institutions and the abolition of separate and distinct charters between banks and savings institutions.

Bad Debt Reserve Recapture

        On August 20, 1996, as part of the Small Business Job Protection Act of 1996 (SBJPA), Congress enacted a new law that makes it substantially easier for savings institutions to convert to a commercial bank charter, diversify their assets, or merge into a commercial bank. In essence, the legislation forgives the recapture of bad debt reserves accumulated before 1988 and requires all savings institutions to recapture their post-1987 reserves.

        Since 1952, savings institutions have received special tax treatment with respect to calculating deductions for bad debt. Generally, most businesses compute bad debt deductions by using the specific charge-off method, which allows a taxpayer to deduct the amount of any debt that becomes wholly or partially worthless during the year. Under previous law, a qualified savings institution, such as the Bank, could elect to use one of two reserve methods of accounting, -- the experience method or the percentage of taxable income method. To qualify, 60% of a savings institution's assets had to consist of "qualifying assets" such as cash, government obligations, or loans secured by residential real property. If a savings institution used the reserve method, it was required to establish and maintain a reserve for bad debts and charge actual losses against the reserve. Regardless of whether a savings institution experienced actual losses, it was allowed to deduct annual additions to its bad debt reserve that were computed by using either the percentage of taxable income method or the experience method. A savings institution's reserve, however, was subject to recapture if it converted to a commercial bank, was acquired by a commercial bank, or failed to satisfy the 60% qualified asset test.

        The SBJPA prohibits the continued use of the percentage of taxable income method for all savings institutions. While savings institutions with less than $500 million in assets may still use the experience method, all others will be required to use the specific charge-off method. Reserves accumulated after 1987 must be restored to taxable income ratably over a six-year period starting after December 31, 1995, unless the institution meets a residential loan requirement, in which case the recapture may be suspended on a per annum basis for up to two years. A savings institution with more than $500 million in assets, such as the Bank, is generally required to recapture its entire post-1987 additions to its bad debt reserve. The Bank has determined that approximately $1.4 million of post-1987 tax reserves are subject to recapture. Since the Bank previously established a deferred tax liability corresponding to its post-1987 tax reserves, the effects of the recapture are not material to the Bank's financial condition or results of operations. The impact to the Bank will be the loss of earnings on the cash payment of the deferred tax liability.

        Additionally, the SBJPA repeals certain other provisions in present tax law applicable only to savings institutions, including special rules applicable to foreclosures; a reduction in the dividends received deduction; the ability of a savings institution to use net operating losses to offset its income from a residual interest in a Real Estate Mortgage Investment Conduit (REMIC); and the denial of a portion of certain tax credits to a savings institution. The Bank has not determined what effect, if any, these changes may have on its financial condition or results of operations.


                               Financial Condition

Assets

        Total assets of the Company increased by $307.8 million, or 28.1%, from $1.1 billion at December 31, 1995 to $1.4 billion at September 30, 1996. This increase was in part due to a net addition of $159.7 million in mortgage-backed securities and the aforementioned merger of Seaboard Savings into the Bank, which added $79.0 million to the Company's total assets.

        During the nine-month period, the Bank's net loans receivable, increased by $124.7 million, or 26.7%, from $467.4 million at December 31, 1995, to $592.1 million at September 30, 1996. The merger of Seaboard Savings into the Bank initially increased net loan receivables by $72.1 million. The Bank had no mortgage loans held-for-sale at either September 30, 1996 or December 31, 1995.

        Investment securities available-for-sale increased by $12.3 million, or 53.3%, from $23.0 million at December 31, 1995, to $35.3 million at September 30, 1996, primarily as a part of the Bank's asset/liability management strategy to increase government agency investment securities during the interest rate environment which existed during the first part of 1996.

     Mortgage-backed securities increased $159.7 million, or 28.4%, from $562.2 million at December 31, 1995, to $721.9 million at September 30, 1996, reflecting the continuing emphasis by the Bank on investing in mortgage-backed securities as part of its asset/liability management strategy and an arbitrage program instituted by the Bank in June, 1996, consistent with its Business Plan. Under the arbitrage program, the Bank increased its investment in government agency mortgage-backed securities and funded such investments with additional borrowed money. This arbitrage program is intended to partially leverage the Company's excess capital, increase its return on equity and improve earnings per share until such time as more appropriate alternative opportunities for utilization of capital exist.

     The excess of cost over net assets of companies acquired increased $4.3 million to $4.8 million at September 30, 1996 from $459,000 at December 31, 1995. This increase resulted from the aforementioned purchase of Seaboard and is net of amortizations of $386,000 during the nine-month period and a $451,000 adjustment in the valuation of acquired goodwill due to the SAIF special assessment. This valuation adjustment reduces the amount of goodwill to be amortized to future period noninterest expenses.

        The increases in assets were primarily funded by increases in repurchase agreements and deposits.

Liabilities and Stockholders' Equity

        Deposits increased by $113.8 million, or 18.7%, from $607.1 million at December 31, 1995, to $720.9 million at September 30, 1996. The merger of Seaboard Savings into the Bank initially increased deposits by $66.9 million. Repurchase agreements increased by $196.1 million, or 121.1%, from $162.0 million at December 31, 1995, to $358.1 million at September 30, 1996. FHLB advances increased by $5.4 million, or 3.6%, from $148.6 million at December 31, 1995, to $154.0 million at September 30, 1996. Initially, the mortgage-backed securities purchased as part of the Bank's arbitrage program mostly were funded with short term reverse repurchase agreements.

        Stockholders' equity decreased by $15.5 million, or 9.6%, from $160.9 million at December 31, 1995, to $145.4 million at September 30, 1996. The decrease in stockholders' equity was a net result of the Company's net income of $5.4 million for the nine months ended September 30, 1996, which was more than offset by decreases in equity during the nine-month period resulting from (i) the repurchase and retirement of 1,063,785 shares of Common Stock at a total acquisition cost of $15.2 million; (ii) a $2.4 million market valuation adjustment in unrealized losses, net of taxes, in the Company's available-for-sale securities portfolio, consistent with the required accounting treatment under SFAS No. 115; and, (iii) quarterly cash dividends totaling $3.2 million or $0.11 per share paid on each of February 29, May 31, and August 31, 1996.

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

                                                    Three Months Ended            Year Ended
                                         September 30,   June 30,   March 31,     December 31,
                                             1996         1996        1996          1995
                                         ------------   --------    ---------     -----------

                                                              (In thousands)

Impaired loans for which there is a
related allowance for credit losses          $8,306      $8,538       $11,607       4,223

Impaired loans for which there is
no related allowance for credit
losses                                          --          --            --           --

Total impaired loans                         $8,306      $8,538       $11,607       $4,223
                                             ======      ======       =======       ======

Allowance for credit losses on
impaired loans                               $3,317      $3,358       $ 3,361       $  768
                                             ======      ======       =======       ======

Average impaired loans during the
period                                       $8,371      $9,560       $11,615       $4,234
                                             ======      ======       =======       ======

Interest income recognized on
impaired loans during the time
within the period that the loans
were impaired                                $  126      $  190       $   140       $   98
                                             ======      ======       =======       ======

Interest income recognized on
impaired loans using a cash-basis
method of accounting during the time
within the period that the loans
were impaired                                $  126      $  190       $   140       $   98
                                             ======      ======       =======       ======



        In conjunction with the acquisition of Seaboard Savings, completed during the first quarter, the Bank, in accordance with its impaired loan policy, classified $6.8 million of the loans acquired from

Seaboard as impaired loans. Of the $3.3 million allowance for credit losses on impaired loans, $2.4 million relates to the Seaboard Savings loans acquired.

        Troubled  Debt  Restructurings.   Under  Generally  Accepted  Accounting
Principles ("GAAP"), the Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider under current market conditions. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Bank had $2.5 million of troubled debt restructurings, net of specific reserves, at September 30, 1996. Included in the Bank's troubled debt restructurings at September 30, 1996, is an office warehouse complex with a carrying value of $1.1 million, net of specific reserves. At September 30, 1996, this loan was classified substandard. The loan was added as a troubled debt restructuring as a result of the purchase of Seaboard Savings and at September 30, 1996, was current. The remaining $1.4 million of troubled debt restructurings at September 30, 1996, consisted of loans secured by multi-family and commercial properties located in Virginia Beach and Norfolk.

        Non-Performing Assets. The following table sets forth information relating to the carrying balances of the Bank's non-performing assets and troubled debt restructurings at the dates indicated. Loans obtained in the acquisition of Seaboard Savings resulted in increases of $1.0 million to the total non-performing assets and $1.1 million to the troubled debt restructurings.

                                                     September 30,  December 31,
                                                         1996          1995
                                                     -------------  ------------

                                                            (In thousands)

Non-performing assets:
  Non-accruing loans:
    Mortgage loans:
      Single-family:
        Conventional                                    $  777        $  859
        FHA/VA                                             608           245
      Multi-family                                         --            --
      Commercial                                           --            436
    Consumer loans                                         258           195
                                                        ------        ------
  Total non-accruing loans                               1,643         1,735
  Real estate owned, net                                 1,227           622
                                                        ------        ------

Total non-performing assets                              2,870         2,357

Troubled debt restructurings                             2,486         4,525
                                                        ------        ------

Total non-performing assets and
troubled debt restructurings                            $5,356        $6,882
                                                        ======        ======

Non-accruing loans to total loans held
for investment                                            0.28%         0.37%
                                                          ====          ====

Total non-performing assets to total
assets                                                    0.20%         0.21%
                                                          ====          ====

Total non-performing assets and
troubled debt restructurings to total
assets                                                    0.38%         0.63%
                                                          ====          ====


        The Bank's Real Estate Owned ("REO") at September 30, 1996, consisted of 17 properties. During the first nine months of 1996, the Bank sold eight single family residences, two hotel condominiums, one multi-family residence previously acquired in foreclosure and one parcel of land acquired through a deed in lieu of foreclosure for a combined sale price of $3,937,000. After satisfying superior liens and deductions for valuation allowances, repairs, holding costs and settlement expenses, the Bank realized a net gain on the sale of these properties of $289,846.

        Potential Problem Loans. In addition to the loans included in the above impaired loans and non-performing assets and troubled debt restructurings tables, at September 30, 1996, the Bank had loans totaling $12.0 million which, even though they were not impaired or categorized as a non-performing asset or troubled debt restructuring, were designated as substandard or special mention.

        At September 30, 1996, there were eight performing loans, totaling $5.6 million, to five borrowers which the Bank had designated as substandard. One such loan, a performing construction loan, is secured by a retirement home under construction in Virginia Beach. In August, 1996, the partially constructed building was substantially destroyed by fire and the Bank classified the loan as substandard. At the time of the fire, in-process disbursements totaled $3.3 million. The appropriate insurance claims have been filed. At September 30, 1996, the loan was current as the borrower continues to fund interest payments and plans to rebuild. Of the remaining seven loans, two loans, totaling $1.5 million, are secured by commercial properties located in Norfolk, Virginia; three loans, totaling $600,000, are secured by commercial properties in Virginia Beach, Virginia; and two loans, totaling $200,000, are secured by various multi-family properties and developed lots in Norfolk, Virginia. At this time, the Bank does not anticipate losses on any of these loans.

        Additionally, at September 30, 1996, there were five performing loans, totaling $6.4 million, to four borrowers which the Bank had designated as special mention. Two of these loans, totaling $2.2 million, are secured by multi-family dwelling units in Norfolk, Virginia; two loans totaling $3.5 million, are secured by multi-family units and town houses in Virginia Beach, Virginia; and one loan totaling $700,000, is secured by several single-family units located in Virginia Beach, Virginia. At this time, the Bank does not anticipate losses on any of these loans.

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

        The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.

                                                 Three Months Ended       Nine Months Ended
                                                    September 30,           September 30,
                                              ----------------------    ---------------------
                                                1996          1995       1996          1995
                                              ---------     --------    -------       -------

                                                              (In thousands)


Allowance at beginning of period              $ 9,505       $4,356      $ 4,438       $4,459
Addition to allowance from acquisition
  of Seaboard Savings                             --           --         5,192          --
Provision for loan losses                        (295)          75         (299)         366
Charge-offs:
  Mortgage loans:
    Single-family                                 (33)         (19)        (150)        (150)
    Multi-family                                  (38)         --           (38)        (161)
    Construction                                  --           --            --          --
    Commercial                                    (40)         (17)         (40)        (291)
    Residential lots                              --           --            --          --
  Consumer loans                                  (57)         (22)        (249)         (99)
                                              -------       ------      --------      ------
      Total charge-offs                          (168)         (58)        (477)        (701)
Recoveries:
  Mortgage loans:
    Single-family                                  62            3           64           20
    Multi-family                                   10           25           10           58
    Construction                                  --           --           --           --
    Commercial                                  1,468          --         1,623          154
  Consumer loans                                   12           16           43           61
                                              -------       ------      -------       ------
      Total recoveries                          1,552           44        1,740          293
                                              -------       ------      -------       ------
Allowance at end of period                    $10,594       $4,417      $10,594       $4,417
                                              =======       ======      =======       ======

Allowance for loan losses to total non-
  accruing loans at end of period              644.80%      579.66%      644.80%      579.66%
                                              =======       ======      =======       ======

Allowance for loan losses to total
  impaired loans at end of period              127.59%      103.83%      127.59%      103.83%
                                              =======       ======      =======       ======

Allowance for loan losses to total loans
  held for investment at end of period           1.79%        0.97%        1.79%        0.97%
                                              =======       ======      ========      ======



        In July, 1996, the Bank accepted a deed in lieu of foreclosure on property located in Williamsburg, Virginia in settlement of a previously charged-off deficiency relating to three Williamsburg hotels sold in October, 1994. The property was sold for $3.3 million and settled on September 30, 1996. After satisfying superior liens on the property and other costs associated with the acquisition and sale, the Bank netted a loan loss recovery of $1.4 million and a gain on sale of REO of $206,000. This sizable recovery during the third quarter more than offset normally determined adjustments to the Bank's loan loss allowance and resulted in a net negative loan loss provision of $295,000.

        Management of the Bank presently believes that its allowance for loan losses is adequate to cover possible losses in the Bank's loan portfolio. However, future adjustments to this allowance may be necessary, and the Bank's results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in making its determinations in this regard.


                              Results of Operations

     Comparison of Results of Operations for the Three Months Ended September 30, 1996 and 1995

        General. The Company reported net income of approximately $3.1 million for the three months ended September 30, 1996, before a one time statutorily mandated SAIF assessment and a related charge. This income reflects an increase of 32.4% over the $2.4 million for the three months ended September 30, 1995. After the effect of the SAIF assessment and related charge, the Company's net income was reduced to approximately $166,000 for the three-month period ended September 30, 1996.

        Net Interest Income. Net interest income increased by $1.3 million, or 18.6%, in the three months ended September 30, 1996, to $8.5 million, compared to $7.1 million during the same period in 1995. The reason for such increase was a $5.4 million improvement in interest income, mainly due to an increase in average interest-earning assets of $305.6 million, or 30.0%, to $1.3 billion for the three months ended September 30, 1996. The additional interest-earning assets resulted from the Company's acquisition of Seaboard, consummated on February 1, 1996, as well as increases in mortgage-backed and investment securities and internal growth in the Bank's loan portfolio. Interest on loans increased $2.6 million, or 26.5%, as a result of a $139.5 million, or 30.8%, increase in the average balance of the loan portfolio partially offset by a 29 basis point (100 basis points being equal to 1%) decrease in the average yield earned thereon. Interest income on mortgage-backed securities increased $2.2 million as a result of a $132.9 million, or 23.9%, increase in the average balance of the mortgage-backed securities portfolio partially offset by a one basis point decrease in the average yield earned thereon. The improvement in interest income was partially offset by a $4.0 million increase in interest expense mainly as a result of an increase of $309.9 million in average interest-bearing liabilities. Interest on deposits increased $1.5 million, or 19.2%, as a result of an increase in the average balance of deposits of $119.3 million, or 20.0%, and a decrease in the cost of deposits from 5.22% to 5.18%. Interest expense on borrowings increased by $2.6 million, or 56.4%, as a result of an increase in the average balance of $190.6 million, or 65.9%, partially offset by a decrease in the average rate paid on borrowings from 6.28% to 5.92%. The Bank's average interest rate spread and net interest margin amounted to 2.02% and 2.56%, respectively, during the three months ended September 30, 1996, compared to 2.08% and 2.81% for the comparable period in 1995.

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

                                                          Three Months Ended September 30,
                                         ----------------------------------------------------------------
                                                      1996                             1995
                                         ------------------------------  --------------------------------
                            Yield/Cost                         Average                              Average
                         at September 30,  Average             Yield/      Average                  Yield/
                               1996        Balance   Interest  Cost (1)    Balance    Interest      Cost (1)
                          ------------   ----------  --------  --------  ----------   --------     --------
                                                                   (In thousands)
Interest-earning assets:
Loans receivable:
  Mortgage loans                8.00%    $  520,280  $10,871     8.36%   $  399,548    $ 8,603      8.61%
  Consumer loans               10.23%        71,714    1,652     9.21%       52,909      1,299      9.82%
                                         ----------  -------             ----------    -------
Total loans                     8.27%       591,994   12,523     8.46%      452,457      9,902      8.75%
Mortgage-backed securities      7.06%       689,370   11,619     6.74%      556,422      9,390      6.75%
Investment securities           6.71%        36,406      623     6.85%        3,027         49      6.48%
Other earning assets            5.80%         6,886       64     3.72%        7,102        111      6.25%
                                         ----------  -------             ----------    -------
Total interest-earning assets   7.60%     1,324,656   24,829     7.50%    1,019,008     19,452      7.64%
                                                     -------                           -------
Noninterest-earning assets                   38,757                          37,633
                                         ----------                      ----------
    Total assets                         $1,363,413                      $1,056,641
                                         ==========                      ==========
Interest-bearing liabilities:
Deposits:
  Demand deposits               2.95%    $   36,680      228     2.49%   $   25,686        139      2.16%
  Passbook savings              3.25%        53,452      430     3.22%       62,358        501      3.21%
  Certificates                  5.51%       624,620    8,596     5.50%      507,407      7,125      5.62%
                                         ----------  -------             ----------    -------
Total deposits                  5.18%       714,752    9,254     5.18%      595,451      7,765      5.22%
Borrowings                      5.80%       479,909    7,100     5.92%      289,338      4,540      6.28%
                                         ----------  -------             ----------    -------
  Total interest-bearing
    liabilities                 5.44%     1,194,661   16,354     5.48%      884,789     12,305      5.56%
                                                     -------                           -------
Noninterest-bearing liabilities              21,440                          15,642
                                         ----------                      ----------
    Total liabilities                     1,216,101                         900,431
Stockholders' equity                        147,312                         156,210
                                         ----------                      ----------
  Total liabilities and
    stockholders' equity                 $1,363,413                      $1,056,641
                                         ==========                      ==========
Net interest-earning assets              $  129,995                      $  134,219
                                         ==========                      ==========
Net interest income and
  interest-rate spread          2.16%                $ 8,475     2.02%                 $ 7,147      2.08%
                                                     =======                           =======
Net interest margin                                              2.56%                              2.81%
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                                   1.11x                              1.15x
-----------------

(1)  Annualized

        Provision for Loan Losses. The net negative provision for loan losses amounted to $295,000 for the three months ended September 30, 1996, compared to a net positive provision of $75,000 for the three months ended September 30, 1995. For additional discussion of the loan loss provision and the Bank's loan loss policy, see "Financial Condition - Asset Quality - Allowance for Loan Losses."

        Noninterest Income. Noninterest income increased by $140,000, or 17.5%, to $940,000 during the quarter ended September 30, 1996, compared to $800,000 in the comparable three months of 1995. This increase primarily resulted from an increase in the net gains on sales on REO of $162,000 and an increase of $48,700 in commission income from a Bank subsidiary. For additional information relating to the net gain on sales of REO, see "Financial Condition - Asset Quality - Non-Performing Assets."

        Noninterest Expense. Noninterest expense increased by $5.4 during the three months ended September 30, 1996, to $9.5 million, compared to $4.1 million during the three months ended September 30, 1995. Consistent with the recently enacted SAIF recapitalization legislation, the Bank was assessed $4.4 million by the FDIC as its pro rata share to recapitalize the SAIF. See "Impact of Recently Enacted Legislation - SAIF Recapitalization." As a result of the special assessment, relative to deposits obtained in the Seaboard acquisition, the acquired goodwill relating to Seaboard was adjusted through a charge to noninterest expense of $451,000. Before the one time assessment and related charge, noninterest expenses increased by $569,000, or 14.0%, in the three months ended September 30, 1996, over the comparable prior year period. This increase primarily resulted from the expenses related to the acquisition and integration of the operations of Seaboard Savings Bank during the quarter.

        Income Tax Provision. The provision for income taxes decreased by $1.4 million due to both a decrease in the provision rate and the level of income before income taxes. The income tax provision rate decreased from 38.0% of income before taxes for the third quarter of 1995, to 29.7% for the third quarter of 1996 due to differences in non-taxable and non-deductible items in the third quarter of 1996, compared to the third quarter of 1995 and the effects of less taxable income in higher income tax brackets in 1996.


     Comparison of Results of Operations for the Nine Months Ended September 30, 1996 and 1995

        General. The Company reported net income of approximately $8.4 million for the nine months ended September 30, 1996, before a one time statutorily mandated SAIF assessment and a related charge. This income reflects an increase of 19.7% over the $7.0 million for the nine months ended September 30, 1995. After the effect of the SAIF assessment and related charge, the Company's net income was reduced to $5.4 million for the nine-month period ended September 30, 1996.

        Net Interest Income. Net interest income increased by $3.6 million, or 16.9%, in the nine months ended September 30, 1996, to $25.2 million, compared to $21.6 million during the same period in 1995. The reason for such increase was a $12.1 million improvement in interest income, mainly due to an increase in average interest-earning assets of $204.8 million, or 20.3%, to $1.2 billion for the nine months ended September 30, 1996. The additional interest-earning assets resulted from the Company's acquisition of Seaboard, consummated on February 1, 1996, as well as increases in mortgage-backed and investment securities and internal growth in the Bank's loan portfolio. Interest on loans increased $7.2 million, or 25.3%, as a result of a $112.4 million, or 25.2%, increase in the average balance of the loan portfolio together with a one basis point increase in the average yield earned thereon. Interest income on mortgage-backed securities increased $3.6 million as a result of a $66.1 million, or 12.2%, increase in the average balance of the mortgage-backed securities portfolio together with a five basis point increase in the average yield earned thereon. The improvement in interest income was partially offset by a $8.4 million increase in interest expense mainly as a result of an increase of $199.1 million in average interest-bearing liabilities. Interest on deposits increased $4.0 million, or 17.9%, as a result of both an increase in the average balance of deposits of $85.1 million, or 14.3%, and an increase in the cost of deposits from 4.99% to 5.15%. Interest expense on borrowings increased by $4.4 million, or 33.4%, as a result of an increase in the average balance of $114.0 million, or 40.6%, partially offset by a decrease in the average rate paid on borrowings from 6.31% to 5.99%. The Bank's average interest rate spread and net interest margin amounted to 2.16% and 2.79%, respectively, during the nine months ended September 30, 1996, compared to 2.15% and 2.86% for the comparable period in 1995.

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

                                                           Nine Months Ended September 30,
                                         -----------------------------------------------------------------
                                                      1996                             1995
                                         ------------------------------  ---------------------------------
                            Yield/Cost                         Average                            Average
                         at September 30,  Average             Yield/     Average                 Yield/
                               1996        Balance  Interest   Cost (1)   Balance     Interest    Cost (1)
                           -----------   ---------- --------   --------  ----------   --------    --------
                                                           (In thousands)
Interest-earning assets:
Loans receivable:
  Mortgage loans                8.00%    $  491,892  $31,101     8.43%   $  397,413    $24,763      8.31%
  Consumer loans               10.23%        66,964    4,635     9.23%       49,061      3,755     10.20%
                                         ----------  -------             ----------    -------
Total loans                     8.27%       558,856   35,736     8.53%      446,474     28,518      8.52%
Mortgage-backed securities      7.06%       608,757   31,409     6.88%      542,628     27,816      6.83%
Investment securities           6.71%        36,800    1,887     6.84%       12,783        650      6.78%
Other earning assets            5.80%         7,597      268     4.70%        5,302        233      5.86%
                                         ----------  -------             ----------    -------
Total interest-earning assets   7.60%     1,212,010   69,300     7.62%    1,007,187     57,217      7.57%
                                                     -------                           -------
Noninterest-earning assets                   40,361                          37,905
                                         -----------                     ----------
    Total assets                         $1,252,371                      $1,045,092
                                         ==========                      ==========
Interest-bearing liabilities:
Deposits:
  Demand deposits               2.95%    $   34,255      682     2.65%   $   25,417        410      2.15%
  Passbook savings              3.25%        54,886    1,350     3.28%       62,497      1,511      3.22%
  Certificates                  5.51%       592,198   24,303     5.47%      508,333     20,407      5.35%
                                         ----------  -------             ----------    -------
Total deposits                  5.18%       681,339   26,335     5.15%      596,247     22,328      4.99%
Borrowings                      5.80%       394,950   17,738     5.99%      280,941     13,300      6.31%
                                         ----------  -------             ----------    -------
  Total interest-bearing
    liabilities                 5.44%     1,076,289   44,073     5.46%      877,188     35,628      5.42%
                                                     -------                          -------
Noninterest-bearing liabilities              22,683                          15,059
                                         ----------                      ----------
    Total liabilities                     1,098,972                         892,247
Stockholders' equity                        153,399                         152,845
                                         ----------                      ----------
  Total liabilities and
    stockholders' equity                 $1,252,371                      $1,045,092
                                         ==========                      ==========
Net interest-earning assets              $  135,721                      $  129,999
                                         ==========                      ==========
Net interest income and
  interest-rate spread          2.16%                $25,227     2.16%                $21,589       2.15%
                                                     =======                          =======
Net interest margin                                              2.79%                              2.86%
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                                   1.13x                              1.15x
-----------------

(1)  Annualized

        Provision for Loan Losses. The net negative provision for loan losses amounted to $299,000 for the nine months ended September 30, 1996, compared to a net positive provision of $366,000 for the nine months ended September 30, 1995. For additional discussion of the loan loss provision and the Bank's loan loss policy, see "Financial Condition - Asset Quality - Allowance for Loan Losses."

        Noninterest Income. Noninterest income increased $327,000, or 15.2%, to $2.5 million during the nine months ended September 30, 1996, compared to $2.2 million in the comparable nine months of 1995. The additional noninterest income resulted from an increase in the net gains on sales of REO of $207,000 and an increase of $164,500 in commission income from a Bank subsidiary. For additional information relating to the net gain on sales of REO, see "Financial Condition - Asset Quality - Non-Performing Assets."

        Noninterest Expense. Noninterest expense increased by $6.9 million during the nine months ended September 30, 1996, to $18.9 million, compared to $12.1 million during the nine months ended September 30, 1995. Consistent with the recently enacted SAIF recapitalization legislation, the Bank was assessed $4.4 million by the FDIC as its pro rata share to recapitalize the SAIF. See "Impact of Recently Enacted Legislation - SAIF Recapitalization." As a result of the special assessment, relative to deposits obtained in the Seaboard acquisition, the acquired goodwill relating to Seaboard was adjusted through a charge to noninterest expense of $451,000. Before the one time assessment and related charge, noninterest expenses increased by $2.0 million, or 16.8%, during the nine months ended September 30, 1996, over the comparable prior year period. This increase primarily resulted from the expenses related to the acquisition and integration of the operations of Seaboard Savings Bank during the nine months.

        Income Tax Provision. The provision for income taxes decreased by $662,000 for the nine months ended September 30, 1996, compared to the comparable period of 1995 due to a decrease in the level of income before taxes partially offset by an increase in the provision rate. The income tax provision rate increased from 38.0% of income before taxes, for the first nine months of 1995, to 40.0%, for the first nine months of 1996, due to differences in non-taxable and non-deductible items in the first nine months of 1996, compared to the 1995 nine-month period.


                         Liquidity and Capital Resources

        The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits; borrowings; amortization, prepayments and maturities of outstanding loans and mortgage-backed securities; sales of loans; maturities of investment securities and other short-term investments; and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank has been able to generate sufficient cash through its deposits as well as borrowings (primarily consisting of FHLB advances and repurchase agreements). At September 30, 1996, the Bank had $154.0 million of outstanding FHLB advances and $363.4 million in repurchase agreements and other borrowings.

        Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its funds acquired primarily to meet its ongoing commitments, to provide funds for maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and other investment securities. At September 30, 1996, the total approved loan commitments outstanding amounted to $63.9 million. At the same date, commitments under unused lines of credit amounted to $6.1 million. Certificates of deposit scheduled to mature in one year or less at September 30, 1996, totaled $353.5 million. Management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that even with interest rates at lower levels than have been experienced in recent years, it will continue to have sufficient funds to meet its current commitments. At September 30, 1996, the Bank had a liquidity ratio of 10.8%, which exceeded the required minimum liquid asset ratio of 5.0%.

        At September 30, 1996, the Bank's regulatory capital was well in excess of applicable minimums required by federal regulations. The Bank, as a member of the thrift industry, is required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 3.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At September 30, 1996, the Bank's tangible capital was $117.6 million, or 8.4% of adjusted total assets, core capital was $117.6 million, or 8.4% of adjusted total assets and risk-based capital was $124.0 million, or 22.4% of adjusted risk-weighted assets, exceeding the requirements by $96.6 million, $75.6 million and $79.8 million, respectively.


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


                                                    LIFE BANCORP, INC.



Date:  November 14, 1996          By:  /s/ Tollie W. Rich, Jr.
                                      -----------------------
                                  Tollie W. Rich, Jr., Executive Vice President,
                                  Chief Operating Officer


Date:  November 14, 1996          By:  /s/ Emory J. Dunning, Jr.
                                       -------------------------
                                  Emory J. Dunning, Jr., Senior Vice President,
                                  Treasurer and Chief Financial Officer