Form 10-K
period 1996-12-31
LIFE BANCORP INC
filed 1997-03-27
CIK 926039

--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  --------------------------------------------
                                    FORM 10-K
                  --------------------------------------------

    [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1996

                                       OR

    [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                             Commission File Number
                                     0-24744
                  --------------------------------------------

                               LIFE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

               VIRGINIA                                        54-1711207
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                       Identification Number)

         109 East Main Street
           Norfolk, Virginia                                      23510
(Address of principal executive offices)                        (Zip Code)

                                 (757) 858-1000
              (Registrant's telephone number, including area code)
                  --------------------------------------------

                 Securities registered pursuant to Section 12(b)
                                  of the Act:
                                 Not applicable

                 Securities registered pursuant to Section 12(g)
                                  of the Act:
                    Common Stock, (par value $0.01 per share)
                                (Title of Class)
                  --------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

As of March 7, 1997, the aggregate value of the 8,585,729 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 1,261,111 shares held by all directors and executive officers of the Registrant and the Registrant's Employee Stock Ownership Plan ("ESOP") as a group, was approximately $171.7 million. This figure is based on the last known trade price of $20.00 per share of the Registrant's Common Stock on March 7, 1997. Although directors and executive officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of March 7, 1997: 9,846,840.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1996, are incorporated into Parts II and IV.
(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

                               LIFE BANCORP, INC.
                        FORM 10-K ANNUAL REPORT FOR 1996

                                TABLE OF CONTENTS
                                                                       Page

PART I.................................................................  1

Item 1.  Business......................................................  1
     General...........................................................  1
     Acquisition of Seaboard Bancorp, Inc..............................  1
     Lending Activities................................................  2
         General.......................................................  2
         Activity in Loans.............................................  2
         Contractual Principal Repayments..............................  3
         Loan Portfolio Composition....................................  4
         Single-Family Residential Loans...............................  5
         Multi-Family Residential and Commercial Real Estate Loans.....  6
         Construction Loans............................................  7
         Land Loans....................................................  8
         Consumer Loans................................................  8
         Mortgage Banking..............................................  9
         Loans-to-One Borrower Limitations............................. 10
     Asset Quality..................................................... 10
         General....................................................... 10
         Impaired Loans................................................ 11
         Troubled Debt Restructurings.................................. 12
         Non-Performing Assets......................................... 12
         Potential Problem Loans....................................... 13
         Allowance for Loan Losses..................................... 13
         Other Classified Assets....................................... 15
         Allowance for Losses on Real Estate Owned..................... 15
     Investments and Mortgage-Backed Securities........................ 16
         Investments................................................... 16
         Mortgage-Backed Securities.................................... 16
     Sources of Funds.................................................. 20
         General....................................................... 20
         Deposits...................................................... 20
         Borrowings.................................................... 22
         Stockholders' Equity.......................................... 23
     Subsidiaries...................................................... 24
         The First Colony Service Corporation.......................... 24
         Life Financial Services Corporation........................... 24
         Life Capital Corporation...................................... 24
         Life Products Corp............................................ 24
         Seaboard Equity Corporation................................... 24
     Employees......................................................... 24
     Competition....................................................... 24
     Regulation........................................................ 25
         The Company................................................... 25
          Federal Activities Restrictions.............................. 25
          Limitations on Transactions with Affiliates.................. 26
          Restrictions on Acquisitions................................. 26
         The Bank...................................................... 27
          Insurance of Accounts........................................ 27
          Regulatory Capital Requirements.............................. 29

          Prompt Corrective Action..................................... 31
          Safety and Soundness......................................... 32
          Brokered Deposits............................................ 32
          Liquidity Requirements....................................... 32
          Qualified Thrift Lender Test................................. 33
          Restrictions on Capital Distributions........................ 33
          Loans-to-One Borrower........................................ 34
          Classified Assets............................................ 34
          Community Reinvestment....................................... 35
          Nationwide Banking........................................... 35
          Policy Statement on Nationwide Branching..................... 35
          Federal Home Loan Bank System................................ 35
          Federal Reserve System....................................... 35
     Federal Taxation.................................................. 36
         General....................................................... 36
         Fiscal Year................................................... 36
         Method of Accounting.......................................... 36
         Bad Debt Reserves............................................. 36
         Distributions................................................. 37
         Minimum Tax................................................... 37
         Audit by Internal Revenue Service............................. 37
     State Taxation.................................................... 37

Item 2.  Properties.................................................... 38

Item 3.  Legal Proceedings............................................. 40

Item 4.  Submission of Matters to a Vote of Security Holders........... 40

PART II................................................................ 40

Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters.......................................... 40

Item 6.  Selected Financial Data....................................... 40

Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................... 40

Item 8.  Financial Statements and Supplementary Data................... 40

Item 9.  Changes in and Disagreements on Accounting and Financial
           Disclosure.................................................. 40

PART III............................................................... 40

Item 10. Directors and Executive Officers of the Registrant............ 40

Item 11. Executive Compensation........................................ 40

Item 12. Security Ownership of Certain Beneficial Owners and
           Management.................................................. 41

Item 13. Certain Relationships and Related Transactions................ 41

PART IV................................................................ 41

Item 14. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K.................................................... 41

SIGNATURES............................................................. 43

PART I

Item 1. Business

General

        Life Bancorp, Inc. (the "Company") is a Virginia corporation organized in May 1994, by Life Savings Bank, FSB ("Life Savings" or the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the conversion of the Bank to stock form (the "Conversion"), which was completed on October 11, 1994. At such date, the Company offered 10,910,625 shares of common stock, in connection with the Conversion of the Bank from mutual to stock ownership, and the Bank reorganized into the holding company form of organization with the Company becoming the holding company for the Bank. The only significant assets of the Company are the capital stock of the Bank, the Company's loan to an Employee Stock Ownership Plan ("ESOP"), and the net conversion proceeds retained by the Company. To date, the business of the Company has consisted of the business of the Bank. At December 31, 1996, the Company had consolidated assets of $1.4 billion, deposits of $732.3 million and stockholders' equity of $150.9 million.

        Life Savings operates twenty retail banking offices in its immediate market area - South Hampton Roads, Virginia, which consists of the cities of Chesapeake, Norfolk, Portsmouth, Suffolk and Virginia Beach. Hampton, Newport News and Williamsburg are also a part of Hampton Roads, the Bank's primary market area, which, with 1.5 million residents, is the fourth largest metropolitan statistical area in the Southeast region of the United States and the 27th largest in the Nation.

        Through its retail banking offices, Life Savings delivers a wide range of banking products and services to meet the needs of individuals, businesses and organizations. The Bank attracts retail deposits from the general public and the business community through a variety of deposit products. Deposits are insured by the Savings Association Insurance Fund ("SAIF"), administered by the Federal Deposit Insurance Corporation ("FDIC"), within applicable limits.

        The Bank's lending activities focus on meeting the needs of individuals and businesses in its market area by offering permanent and construction residential loans, second mortgages and equity lines of credit, consumer loans, commercial real estate and business loans, and lines of credit.

        The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market(sm) under the symbol "LIFB." The Bank has been in business since 1935. It is the largest financial institution headquartered in Hampton Roads and the largest savings bank in Virginia.

        The Company, as a registered savings and loan holding company, is subject to examination and regulation by the Office of Thrift Supervision ("OTS") and is subject to various reporting and other requirements of the Securities and Exchange Commission ("SEC"). The Bank is subject to examination and comprehensive regulation by the OTS, which is the Bank's chartering authority and primary regulator. The Bank is also regulated by the FDIC, the administrator of the SAIF. The Bank is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("FRB") and is a member of the Federal Home Loan Bank ("FHLB") of Atlanta, which is one of the 12 regional banks comprising the FHLB System.

Acquisition of Seaboard Bancorp, Inc.

        On January 31, 1996, the Company completed its acquisition of Seaboard Bancorp, Inc. ("Seaboard"), the holding company for Seaboard Savings Bank, F.S.B., ("Seaboard Savings"). Seaboard Savings, headquartered in Virginia Beach, operated three offices, one each in the Virginia cities of Chesapeake, Virginia Beach and Portsmouth, The operations of Seaboard Savings were merged into the

Bank effective February 1, 1996, representing a natural extension of the Bank's existing operations and strengthening its presence in the Hampton Roads market. Results of operations of Seaboard, beginning February 1, 1996, are included in the results of the Company. For additional information regarding the Seaboard acquisition, see Note 2 to the Consolidated Financial Statements included in
Item 8 hereof.

Lending Activities

        General. At December 31, 1996, the Bank's net loans held for investment totaled $622.4 million, or 43.8% of the total assets at such date. The Bank originates conventional loans secured by first liens on single-family residences located primarily in the Hampton Roads area. Conventional residential real estate loans are loans which are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veterans Administration ("VA"). The Bank also originates loans secured by commercial real estate and multi-family (over four units) residential properties, consumer loans (including home equity loans) and construction loans. Virtually all of the Bank's mortgage loans are secured by properties located in Virginia.

        Additional information regarding the Company's loans receivable is provided in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 5 to the Consolidated Financial Statements included in Items 7 and 8 hereof.

        Activity  in  Loans.   The   following   table  shows  the  Bank's  loan
originations, sales and repayments during the periods indicated. The Bank did not purchase any loans during the periods indicated.

                                                                       Year Ended December 31,
                                                       -----------------------------------------------------
                                                            1996               1995                1994
                                                       --------------     ---------------     --------------
                                                                       (Dollars in Thousands)
Gross loans at beginning of period                       $491,350            $442,055            $386,314
Originations of loans for
  investment:
  Single-family residential:
    Conventional                                           62,493              54,511              82,014
    FHA and VA                                              4,707               4,228               7,564
  Multi-family residential                                  1,012                 365                 153
  Commercial real estate                                   32,219              14,369               9,052
  Construction                                              5,902               4,132               8,523
  Land loans                                                2,102               3,320               2,104
  Consumer loans                                           35,777              17,848              13,317
                                                         --------            --------            --------
    Total originations for investment                     144,212              98,773             122,727
Loans originated for sale                                     880              10,451               5,881
                                                         --------            --------            --------
Total originations                                        145,092             109,224             128,608
Loans acquired from Seaboard                               69,525                  --                  --
Repayments                                                (37,311)            (49,478)            (59,400)
Loan sales                                                   (880)            (10,451)            (13,467)
                                                         --------            --------            --------
Net activity in loans                                     176,426              49,295              55,741
                                                         --------            --------            --------
Gross loans at end of period                             $667,776            $491,350            $442,055
                                                         ========            ========            ========

        The lending activities of Life Savings are subject to written underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Applications for consumer loans are taken at all of the Bank's branch offices by the branch manager or other designated loan officer. Applications for single-family residential first mortgage loans are obtained through designated branch offices and loan originators who are employees of the Bank. The Bank's loan originators will take loan applications outside of the Bank's offices at the customer's convenience and are compensated on a salary plus commission basis. Loan applications are forwarded to the Loan Processing Department, which supervises the process of obtaining credit reports, appraisals and other documentation supporting the loan request. The Bank requires that a property's market value be determined in connection with all new mortgage loans. Such values generally are determined by an independent appraiser selected from an appraisal panel approved by the Bank's Board of Directors or by a member of the Bank's internal appraisal staff. Life Savings requires that title insurance and hazard insurance be maintained on all security properties and that flood insurance be maintained if the improvements are within a designated flood hazard area.

        Residential mortgage loan applications are obtained through referrals from real estate brokers and builders, existing customers and walk-in customers. Residential mortgage loans also are originated through correspondents. Commercial and multi-family real estate loan applications are obtained from previous borrowers, direct solicitations by Bank personnel, commercial mortgage brokers and through referrals. Consumer loans originated by the Bank are obtained through existing and walk-in customers who have been made aware of the Bank's programs by advertising and other means. Automobile and boat loans are also obtained indirectly through an established network of automobile and boat dealers located in the Hampton Roads area.

        Applications for residential and commercial mortgage loans are approved in accordance with the Bank's Board of Directors' authorization to a Loan Approval Committee, a committee comprised of certain designated officers of the Bank. Residential and commercial mortgage loans in excess of $350,000 must be approved by the Bank's Board of Directors. Loans under $150,000 may be approved by certain designated officers of the Bank, while loans not exceeding $350,000 may be approved by the Loan Approval Committee. All loans which do not require approval of the Bank's Board of Directors are submitted to the Board at its next meeting for review, acknowledgement and approval ratification.

        Contractual Principal Repayments. The following table sets forth scheduled contractual amortization of the Bank's loans at December 31, 1996, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans and loans having no schedule of repayments and no stated maturity are reported as due in one year or less. Loans which are callable at the Bank's option at specified dates are reported at their contractual maturity date and are treated as adjustable rate loans for purposes of this table.

                                                          Principal Repayments Contractually Due
                                                              in Year(s) Ended December 31,
                                   -----------------------------------------------------------------------------------
                       Total at
                     December 31,                                       2000-       2002-        2008-
                        1996         1997       1998        1999        2001        2007         2013       Thereafter
                     ----------    --------   --------    --------    --------    ---------    ---------    ----------
                                                                     (Dollars in Thousands)

Loans receivable:
  First mortgage
   loans              $589,134     $68,603    $29,502     $24,500     $39,509     $ 95,756      $89,590     $241,674
  Consumer and
   other loans          78,642      20,606     16,089      12,330      15,440        9,194        3,411        1,572
                      --------     -------    -------     -------     -------     --------      -------     --------
      Total(1)        $667,776     $89,209    $45,591     $36,830     $54,949     $104,950      $93,001     $243,246
                      ========     =======    =======     =======     =======     ========      =======     ========
-----------------------------

(1) Of the $578.6 million of loan principal repayments contractually due after December 31, 1997, $247.7 million have fixed rates of interest and $330.9 million have adjustable rates of interest.

        The scheduled contractual amortization of loans does not reflect the expected term of the Bank's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments, call features and due-on-sale clauses, which give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are higher than current mortgage loan rates (due to refinancings at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.

     Loan Portfolio Composition. The following table sets forth the composition of the Bank's loans held in portfolio at the dates indicated.

                                                                            December 31,
                               ----------------------------------------------------------------------------------------------------
                                     1996 (1)              1995                1994               1993                1992
                               -------------------  -------------------  -----------------  ------------------   ------------------
                                        Percent of           Percent of         Percent of          Percent of          Percent of
                                Amount    Total     Amount     Total     Amount    Total    Amount    Total      Amount    Total
                                ------   -------    ------    -------    ------   -------   ------   -------     ------    ------
                                                                        (Dollars in Thousands)
Mortgage loans:
  Single-family residential:
    Conventional               $370,956    55.55%  $307,584    62.60%  $281,507    63.68%  $234,085    62.10%  $280,261    63.27%
    FHA/VA                       22,582     3.38     22,209     4.52     21,993     4.97     22,217     5.89     24,205     5.46
  Multi-family                   22,686     3.40     24,926     5.07     22,663     5.13     23,786     6.31     24,452     5.52
  Construction                   58,228     8.72     25,351     5.16     21,748     4.92      3,937     1.04      6,046     1.36
  Commercial real estate        110,991    16.62     51,239    10.43     44,543    10.08     41,607    11.04     46,634    10.53
  Land loans                      3,691     0.55      4,986     1.01      2,877     0.65      2,261     0.60      3,758     0.85
                               --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
    Total mortgage loans        589,134    88.22    436,295    88.80    395,331    89.43    327,893    86.98    385,356    86.99
Consumer loans:
  Home equity                    34,425     5.16     27,826     5.66     23,768     5.38     26,998     7.16     33,071     7.47
  Automobile                     31,072     4.65     15,970     3.25     11,402     2.58     11,612     3.08     13,437     3.03
  Lines of credit                 5,608     0.84      5,803     1.18      6,358     1.44      6,414     1.70      6,765     1.53
  Other                           7,537     1.13      5,456     1.11      5,196     1.17      4,051     1.08      4,324     0.98
                               --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
    Total consumer loans         78,642    11.78     55,055    11.20     46,724    10.57     49,075    13.02     57,597    13.01
                               --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
    Total loans receivable      667,776   100.00%   491,350   100.00%   442,055   100.00%   376,968   100.00%   442,953   100.00%
                               --------   ======   --------   ======   --------   ======   --------   ======   --------   ======
Less:
  Allowance for loan
    losses                        9,656               4,438               4,459               3,274               2,741
  Loans-in-process               31,631              16,062              11,991               2,703               3,492
  Purchase accounting
    discount                        757                 481                 581                 865               1,343
  Unearned discount               1,134                 595                 579               1,157               2,127
  Net deferred loan
    origination fees              2,142               2,068               2,875               1,975               2,604
  Discount on loans
    purchased                        51                 282                 379                 484                 595
                               --------            --------            --------            --------            --------
    Loans receivable, net      $622,405            $467,424            $421,191            $366,510            $430,051
                               ========            ========            ========            ========            ========

(1)     Includes loans obtained in the Seaboard acquisition.

        Single-Family Residential Loans. The Bank's single-family residential mortgage loans consist of conventional loans and, to a lesser extent, FHA-insured and VA-guaranteed loans. At December 31, 1996, the Bank's conventional single-family loans amounted to $371.0 million, or 55.6% of the total loan portfolio, an increase of $63.4 million, or 20.6%, compared to December 31, 1995. This increase resulted from the acquisition of Seaboard and a lower volume of loan sales as well as internal growth in the Bank's loan portfolio. FHA/VA loans amounted to $22.6 million, or 3.4% of the total loan portfolio. Substantially all of the Bank's single-family residential mortgage loans are secured by properties located in Virginia, primarily in the Bank's Hampton Roads market area and, to a lesser extent, the Richmond, Lynchburg and Roanoke metropolitan areas. The vast majority of residential mortgage loans originated by the Bank are originated under terms and documentation which permit their sale to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Government National Mortgage Association ("GNMA"). During 1994, and 1995, and, to a much lesser extent, 1996, the Bank, consistent with its asset/liability management strategies, sold certain of its longer term fixed-rate residential mortgage loans. See "- Mortgage Banking Activities."

        The single-family residential mortgage loans offered by the Bank currently consist of fixed-rate loans, adjustable-rate mortgage ("ARM") loans, loans which have a one-time adjustment feature, and convertible ARMs which permit the borrower to convert the loan to a fixed-rate.

        Fixed-rate loans generally have maturities ranging from ten to thirty years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank's fixed-rate loans are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the FHLMC and the GNMA, or other investors in the secondary market for mortgages. At December 31, 1996, $152.5 million, or 39.0%, of the Bank's single-family residential mortgage loans were fixed-rate loans.

        The adjustable-rate loans currently offered by the Bank have interest rates which initially adjust every one, three, five, seven or ten years in accordance with a designated index, such as U.S. Treasury obligations, adjusted to a constant maturity ("CMT"), plus a stipulated margin. The Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a cap of 6% over the life of the loan, except for certain seven and ten year ARMs on which the caps are 3% and 5%, respectively. The Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. Certain ARMs permit the borrower, at his or her option, upon payment of a pre-determined fee, to convert the loan during a limited time period to a fixed-rate loan based upon a designated index plus a margin. At December 31, 1996, $241.0 million or 61.0% of the Bank's single-family residential mortgage loans were adjustable-rate loans.

        Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because, as interest rates increase, the borrower's required loan payment increases to the extent permitted by the terms of the loan, thereby increasing the potential for default. Moreover, as interest rates increase, the marketability of the underlying collateral property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date because of the generally declining and lower interest rate environment in recent years, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

        The Bank currently will lend up to 95% of the appraised value of the property securing a single-family residential loan with a principal amount up to $300,000. The Bank requires that private mortgage insurance be obtained if the principal amount of the loan exceeds 80% of the value of the security property, except for certain special Community Reinvestment loan programs. The Bank's current policy is that single-family residential loans with principal amounts greater than $300,000 and up to $350,000 generally will have loan-to-value ratios of 90% or less and that single-family residential loans with principal amounts greater than $350,000 will have loan-to-value ratios of 75% or less.

        Multi-Family Residential and Commercial Real Estate Loans. The Bank's multi-family residential and commercial real estate loans generally are one-year, three-year or five-year adjustable-rate loans indexed to U.S. Treasury obligations of similar terms plus a margin. Usually, fees of 1% to 2% of the principal loan balances are charged to the borrower upon closing. Although terms for multi-family residential and commercial real estate loans may vary, the Bank's underwriting standards generally provide for terms of up to 25 years with amortization of principal over the term of the loan and loan-to-value ratios of not more than 85% for commercial real estate and multi-family residential loans. While the Bank originates long-term multi-family residential and commercial real estate loans, such loans typically include provisions which permit the Bank, at its sole discretion, to call the loan at predetermined dates, ranging from annually to up to a ten-year period, throughout the term of the loan. Such call provisions reduce the interest-rate risk to the Bank of such loans by allowing the Bank to require repayment of the loan or, more typically, permit the Bank to renegotiate the interest rate. Generally, the Bank obtains personal guarantees of the principals as additional security for commercial real estate and multi-family residential loans and requires that the borrower have at least a 15% equity investment in any commercial real estate property and 10% for any multi-family property.

        The Bank evaluates various aspects of commercial and multi-family residential real estate loan transactions in an effort to mitigate risk to the extent possible. In underwriting these loans, consideration is given to the stability of a property's cash flow history, future operating projections, current and projected occupancy, location and physical condition. The Bank generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 110% for multi-family loans and commercial real estate loans. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower and guarantor(s), if applicable. To substantiate property values for every commercial real estate and multi-family loan transaction, an appraisal report is prepared by a state-licensed and certified appraiser commissioned by the Bank or by the Bank's appraisal staff. All appraisal reports are reviewed by the Bank's appraisal department prior to the closing of the loan.

        At December 31, 1996, loans secured by commercial real estate amounted to $111.0 million, or 16.6%, of the Bank's total loan portfolio, an increase of $59.8 million, or 116.6%, compared to $51.2 million, or 10.4%, of the total portfolio, at December 31, 1995. This increase resulted from the acquisition of Seaboard as well as the Bank's strategy to increase its market share of well underwritten commercial real estate loans. The Bank's commercial real estate loans are secured by office buildings, shopping centers, warehouses and other industrial buildings, hotels, motels and other commercial properties located primarily in the Bank's market area.

        Multi-family residential loans amounted to $22.7 million, or 3.4%, of the Bank's total loan portfolio at December 31, 1996, compared to $24.9 million, or 5.1%, of the total portfolio, at December 31, 1995. Of the Bank's multi-family residential loans at December 31, 1996, $10.9 million were secured by properties with 20 units or less and $11.8 million were secured by properties with 21 units or more.

        Multi-family and commercial real estate loans generally have higher rates and entail different and significant risks when compared to single-family residential lending because such loans typically involve larger loan balances to individual borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. The Bank attempts to minimize its risk exposure by limiting such lending to proven developers/owners, primarily considering borrowers with existing operating  performance  which  can  be  analyzed,  requiring  conservative  debt coverage ratios, and periodically monitoring the operation and physical condition of the collateral.

        Construction Loans. The Bank's construction loan portfolio consists of loans to individuals to construct their primary residences, to custom home builders and to developers. The loans to individuals and custom home builders generally have a maximum term of twelve months, have variable rates of interest based upon the prime rate as quoted in the eastern edition of The Wall Street Journal ("Prime Rate") plus a margin, have loan-to-value ratios of 85% or less of the appraised value upon completion and generally do not require the amortization of principal during the term. The Bank typically requires that permanent financing, with the Bank or some other lender, be in place prior to closing a construction loan to an individual, but may make loans without such requirement to custom home builders or developers.

        At December 31, 1996, the majority of the Bank's construction loan portfolio consisted of construction loans and lines of credit to developers. Such loans generally have terms of 36 months or less, have maximum loan-to-value ratios of the lesser of 75% of the appraised value upon completion or 85% of the discounted prospective future value upon completion and generally do not require the amortization of the principal during the term. Generally, the loans are made with adjustable rates of interest based on the Prime Rate plus a margin. The Bank generally receives origination fees, which range from 0.5% to 2.0% of the commitment. The majority of such loans consist of loans to selected local developers with whom the Bank is familiar to build single-family dwellings on either a pre-sold or speculative basis; however, the Bank generally limits the number of unsold units which are under construction. The borrower is required to have a minimum of 15% equity in the project. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and which have added to the value of the project. The Bank's construction loans include loans to developers to acquire the necessary land, develop the site and construct the residential units ("ADC loans"). Upon the release of any lot to a buyer, the Bank generally requires the developer to make a payment on the loan equal to the greater of 110% of the pro rata loan advanced on such lot or 70% of the sales price. The Bank also originates construction loans for the construction of commercial properties.

        At December 31, 1996, construction loans totaled $58.2 million, or 8.7%, of the total loan portfolio, an increase of $32.9 million, or 129.7%, compared to $25.4 million, or 5.2% of the loan portfolio at December 31, 1995. This increase resulted from the acquisition of Seaboard as well as the Bank's strategy to increase its market share in construction lending. At December 31, 1996, the construction loan portfolio consisted of $53.3 million, which were secured by commercial properties and $4.9 million, which were secured by residential properties.

        Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property by the Bank's appraisal staff or independent state-licensed and certified appraisers approved by the Board of Directors. Officers of the Bank also review and inspect each project prior to the commencement of construction. In addition, the project is inspected by at least one officer or contract agent of the Bank prior to every disbursement of funds during the term of the construction loan. Such inspection includes a review for compliance with the construction plans, including materials specifications.

        Construction financing usually has higher interest rates and is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project, when completed, having a value which is insufficient to assure full repayment.

        Land Loans. The Bank funds land loans to individuals and builders/developers for their use in future construction activity. Loans in this category include: residential consumer lot loans; loans for the acquisition and development of land (loans to finance the purchase of land and the accomplishment of all improvements required to convert it to developed building lots); loans for the acquisition of developed building lots; and loans secured by vacant land. Residential consumer lot loans generally are secured by unimproved lots in the Bank's market area. Such loans are funded for the purpose of constructing a residence to be occupied by the borrower. The Bank also makes land acquisition and development loans to experienced and financially strong builders and developers in order to provide additional construction and mortgage lending opportunities for the Bank. Loans are also made available to qualified builders and developers for the purpose of acquiring unimproved land to be developed for residential building sites, residential housing subdivisions, multi-family dwellings, and a variety of commercial uses. Land loans are also available to facilitate the acquisition of developed lots for the purpose of single family, townhomes and condominium construction. Land loans are underwritten and processed by the Bank in much the same manner as commercial construction and commercial real estate loans. Land lending generally involves additional risks compared to loans secured by single family properties; therefore, the Bank carefully evaluates the borrowers' assumptions and their ability to service the loans if the original assumptions are incorrect due to changes in market conditions and absorption rates. Land loans amounted to $3.7 million, or 0.6%, of the Bank's total loan portfolio at December 31, 1996.

        Consumer Loans. The Bank offers consumer loans in its primary market area in order to provide a full range of retail financial services to its customers. At December 31, 1996, consumer loans amounted to $78.6 million, or 11.8%, of the Bank's total loan portfolio, an increase of $23.6 million, or 42.8%, compared to $55.1 million, or $11.2% of the total loan portfolio at December 31, 1995. This increase resulted from the acquisition of Seaboard as well as the Bank's strategy to increase its market share in consumer loans.

        The largest component of the Bank's consumer loan portfolio is home equity loans, which are secured by the underlying equity in the borrower's residence or second home. Home equity loans are amortizing loans and generally have fixed interest rates for fixed-term loans up to 15 years. Home equity loans with terms greater than 15 years and up to 30 years have a provision allowing for the loan to be called every three or five years. At December 31, 1996, home equity loans amounted to $34.4 million, or 5.2%, of the Bank's total loan portfolio.

        The second largest component of the Bank's consumer loan portfolio is automobile loans, both for new and used vehicles. The majority of such loans are originated indirectly through automobile dealers located in the Bank's primary market area. The term of such loans generally cannot exceed 72 months with respect to new car financing and 48 months with respect to used car financing. The Bank requires all borrowers to maintain automobile insurance, including collision, fire and theft, with the Bank listed as loss payee. At December 31, 1996, automobile loans totaled $31.1 million, or 4.7%, of the total loan portfolio.

        At December 31, 1996, the Bank's remaining consumer loan portfolio was comprised of secured and unsecured lines of credit, which amounted to $5.6 million, or 0.8%, of the Bank's total loan portfolio, and other consumer loans, which amounted to $7.5 million, or 1.1%, of the Bank's total loan portfolio at such date. The secured revolving lines of credit offered by the Bank consist solely of home equity lines of credit in amounts of up to $100,000. Other consumer loans include both MasterCard and VISA credit cards, which totaled $1.6 million at December 31, 1996, and other loans such as boat loans and personal and other consumer credit.

        Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. These risks are not as prevalent in the case of the Bank's consumer loan portfolio, however, because a high percentage of the portfolio is comprised of home equity loans and home equity lines of credit which are secured by real estate and underwritten in a manner such that they result in a lending risk which is substantially similar to single-family residential loans.

        Mortgage Banking. Due to customer preference for fixed-rate loans, especially during the declining and relatively lower interest rate environment in recent years, the Bank continued to originate such loans, and sold a substantial amount of the long-term (15 years or more), fixed-rate mortgage loans originated during 1994 and 1995, and, to a lesser extent, during 1996. The Bank's net gains on sales of mortgage loans amounted to $12,000, $142,000 and $95,000 during the years ended December 31, 1996, 1995 and 1994, respectively. The Bank had no mortgage loans held for sale at either December 31, 1996, December 31, 1995 or December 31, 1994.

        The Bank's mortgage loans sold to others are sold in groups or on a loan-by-loan basis primarily to the FHLMC. A period of 30 to 90 days generally lapses between the closing of the loan by the Bank and its purchase by an investor. Mortgages with established interest rates generally will decrease in value during periods of increasing interest rates. Accordingly, fluctuations in prevailing interest rates may result in a gain or loss to the Bank as a result of adjustments to the carrying value of loans held for sale or on sale of loans. Because of the increasing volatility in interest rates during 1994, the Bank determined to originate and retain for portfolio more ARM loans and to retain for portfolio a larger portion of newly originated long-term, fixed-rate mortgage loans.

        During 1995, the flattening yield curve had a dramatic effect on lending, by making ARM loans less attractive for potential borrowers than fixed rate loans; however, the Bank was able to originate a total of $109.2 million in loans, of which $36.7 million were fixed-rate and $72.5 million were adjustable-rate. Because of the concern for the impact on the net interest margin and the interest-rate risk position of the Bank, approximately $10.5 million of lower yielding fixed-rate loans were originated for sale in the secondary market during 1995, compared to $5.9 million during 1994. Nevertheless, the Bank's net loans receivable rose $46.2 million, or 11.0%, from $421.2 million ($177.0 million fixed-rate and $244.2 million adjustable-rate) at the end of 1994, to $467.4 million ($193.2 million fixed-rate and $274.2 million adjustable-rate) at the end of 1995.

        In 1996 the interest rate yield curve steepened slightly to the level that many potential borrowers preferred ARM loans once again. The Bank originated $145.1 million in loans during the year, of which $93.2 million were ARM loans. In an effort to leverage the Company, all except $880,000 of the loans were retained in its portfolio. The result was that average loans increased $130.0 million during the year, including the $69.2 million in loans from the Seaboard acquisition.

        Borrowers are generally charged an origination fee, which is a percentage of the principal balance of the loan. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," the various fees received by the Bank in connection with the origination of loans are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. However, when such loans are sold, the remaining unamortized fees (which are all or substantially all of such fees due to the relatively short period during which such loans are held) are recognized as income.

        The Bank generally retains the servicing on loans sold. In addition, the Bank services substantially all of the loans which are retained in its portfolio. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making advances to cover delinquent payments, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans. Funds that have been escrowed by borrowers for the payment of mortgage-related expenses, such as property taxes and hazard and mortgage insurance premiums, are maintained in noninterest-bearing accounts at the Bank. At December 31, 1996, the Bank had $644,000 deposited in escrow accounts for its loans serviced for others.

        The following table presents information regarding the loans serviced by the Bank for others at the dates indicated.

                                                                            December 31,
                                                    -------------------------------------------------------
                                                          1996                 1995                1994
                                                    ---------------      ---------------       ------------
                                                                   (Dollars in Thousands)
Mortgage loans serviced for others:
  FHLMC                                                  $131,514            $147,871            $152,359
  Virginia Housing Development
    Authority ("VHDA")                                      7,640               7,838               7,960
  GNMA                                                     17,646              19,352              20,883
  Other investors                                             166                 291                 244
                                                         --------            --------            --------
    Total loans serviced for others                      $156,966            $175,352            $181,446
                                                         ========            ========            ========

        The Bank receives fees for servicing mortgage loans, which generally amount to 0.25% per annum, (0.44% in the case of loans serviced for the GNMA), on the declining principal balance of the mortgage loans. Such fees serve to compensate the Bank for the costs of performing the servicing function. Other sources of loan servicing revenues include late charges on delinquent payments. For the years ended December 31, 1996, 1995 and 1994, the Bank earned gross fees of $577,000, $636,000 and $674,000, respectively, from loan servicing.

        During 1995 and 1996, in an effort to price conventional, VA and FHA fixed-rate, fixed-term loans more competitively, the Bank began pricing selected loans for sale "servicing released." By selling servicing, the Bank is able to offer a more competitive rate to borrowers resulting in an increased demand for loans. Relationships were established with several wholesale loan purchasers. During 1996 and 1995, $781,000 and $1.9 million, respectively, of VA and FHA fixed-rate, fixed-term loans were sold servicing released to wholesalers.

        Loans-to-One Borrower Limitations. Current regulations impose limitations on the aggregate amount of loans that a savings institution could make to any one borrower, including related entities. The permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 1996, Life Savings' five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $6.3 million to $9.2 million, and the Bank's loans-to-one borrower limit was $18.2 million at such date. Of the Bank's five largest loans or groups of loans-to-one borrower at December 31, 1996, none were deemed to be non-accruing, although one borrower had an outstanding balance of $6.4 million, of which $1.3 million was classified as substandard and $3.4 million was designated as special mention due to past delinquencies and financial difficulties of certain of the principals. See "- Asset Quality - Potential Problem Loans."

Asset Quality

        General. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. These contacts are generally made 15 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, late charges are assessed and additional efforts are made to collect the loan. While the Bank prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Bank generally pursues foreclosure or other proceedings, as necessary, to minimize any potential loss.

        Impaired Loans. Effective January 1, 1995, the Company adopted SFAS No. 114, as amended by SFAS No. 118. SFAS No. 114, as amended, provides that a loan is impaired when, based on current information and events, it is probable that the creditor will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. SFAS No. 114, as amended, requires that impaired loans be measured based on the present value of the expected future cash flows, discounted at the loan's effective interest rate. The effective interest rate of a loan is defined as the contractual interest rate, adjusted for any deferred loan fees or costs, premiums or discounts existing at the inception or acquisition of the loan. If the loan is collateral dependent, as a practical expedient, impairment can be based on a loan's observable market price or the fair value of the collateral. The value of the loan is adjusted through a valuation allowance created through a charge against income. Residential mortgages, consumer installment obligations and credit cards may be excluded. Loans that were treated as in-substance foreclosures under previous accounting pronouncements are considered to be impaired loans and under SFAS No. 114, as amended, will remain in the loan portfolio.

        A loan may be placed on non-accrual status and not classified as an impaired loan when in the opinion of management, based on current information and events, it is probable that the Bank will collect all principal and interest amounts due substantially consistent with the contractual terms of the loan agreement. Interest income for impaired loans is generally recognized on an accrual basis unless it is deemed inappropriate to do so. In those cases in which the receipt of interest payments is deemed more uncertain, the cash basis of income recognition is utilized. Loans are placed on non-accrual status when, in the judgment of management, the probability of timely collection of interest is deemed to be insufficient to warrant further accrual. As a matter of policy, the Bank does not accrue interest on loans past due 90 days or more except when the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.

        The following table sets forth information relating to the Bank's recorded investment in impaired loans at or during the periods indicated. Since the data relating to impaired loans was not collected until January 1, 1995, the date the Company adopted SFAS No. 114, as amended, certain data for periods prior to such date is not available.

                                                          Year Ended            Year Ended           Year Ended
                                                          December 31,          December 31,         December 31,
                                                            1996 (1)               1995                 1994
                                                       ---------------        ---------------      ---------------
                                                                          (Dollars in Thousands)
Impaired loans for which there is a related
allowance for credit losses                                   $9,022              $4,223              $4,129

Impaired loans for which there is no related
allowance for credit losses                                       --                  --                  --

Total impaired loans                                          $9,022              $4,223              $4,129
                                                              ======              ======              ======

Allowance for credit losses on impaired
loans                                                         $3,500              $  768              $  702
                                                              ======              ======              ======

Average impaired loans during the period                      $9,659              $4,493                 N/A
                                                              ======              ======              ======

Interest income recognized on impaired
loans during the time within the period that
the loans were impaired                                       $  506              $  430                 N/A
                                                              ======              ======              ======

Interest income recognized on impaired
loans using a  cash-basis  method of
accounting during the time within the
period that the loans were impaired                           $  506              $  430                 N/A
                                                              ======              ======              ======

-----------------------------
(1)     Includes loans obtained in the Seaboard acquisition which were designated as impaired loans by the Bank.

                                       11

        Troubled  Debt  Restructurings.   Under  Generally  Accepted  Accounting
Principles ("GAAP"), the Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider under current market conditions. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Bank had $2.5 million of troubled debt restructurings, net of specific reserves, at December 31, 1996. Included in the Bank's troubled debt restructurings at December 31, 1996, is one loan with a carrying value of $1.1 million, net of specific reserves, which is secured by an office warehouse complex. At December 31, 1996, this loan was classified substandard. The loan was added as a troubled debt restructuring as a result of the purchase of Seaboard Savings. At December 31, 1996, this loan was current. The remaining $1.4 million of troubled debt restructurings at December 31, 1996, consisted of multi-family and commercial properties located in Virginia Beach and Norfolk.

        Non-Performing Assets. The following table sets forth information relating to the Bank's net carrying value of its non-performing assets and troubled debt restructurings at the dates indicated.

                                                                                   December 31,
                                               ---------------------------------------------------------------------------------
                                                  1996 (1)           1995              1994             1993             1992
                                               ------------     ------------      ------------     ------------     ------------
                                                                              (Dollars in Thousands)
Non-performing assets:
  Non-accruing loans:
    Mortgage loans:
      Single-family:
        Conventional                               $1,498            $  859          $   341         $   943           $ 1,554
        FHA/VA                                        698               245              102             163               139
      Multi-family                                     --                --              297             185                --
      Commercial                                       46               436              778              39             1,812
    Consumer loans                                    308               195               98             182               151
                                                   ------            ------          -------         -------           -------
  Total non-accruing loans                          2,550             1,735            1,616           1,512             3,656
  Real estate owned, net (2)                        1,202               622              870           9,368            15,016
                                                   ------            ------          -------         -------           -------

Total non-performing assets                        $3,752            $2,357          $ 2,486         $10,880           $18,672
                                                   ======            ======          =======         =======           =======

Troubled debt restructurings, net (3)              $2,464            $4,525          $ 8,511         $ 9,698           $ 8,857
                                                   ======            ======          =======         =======           =======

Total non-performing assets and
    troubled debt restructurings                   $6,216            $6,882          $10,997         $20,578           $27,529
                                                   ======            ======          =======         =======           =======

Non-accruing loans to total loans
    held for investment                              0.41%             0.37%            0.38%           0.41%             0.85%
                                                   ======            ======          =======         =======           =======

Total non-performing assets to total
    assets                                           0.26%             0.21%            0.25%           1.41%             2.70%
                                                   ======            ======          =======         =======           =======

Total non-performing assets and
    troubled debt restructurings to
    total assets                                     0.44%             0.63%            1.10%           2.67%             3.98%
                                                   ======            ======          =======         =======           =======

-----------------------------
(1)     Includes assets obtained in the Seaboard acquisition.
(2)     Amounts are net of the allowance for real estate owned which amounted to $30,000, $33,000, $0, $5.1 million and $386,000 at December 31, 1996, 1995, 1994, 1993 and 1992, respectively.
(3)     Amounts are net of specific valuation allowances which totaled $3.5 million, $719,000, $990,000, $0 and
        $0 at December 31, 1996, 1995, 1994, 1993 and 1992, respectively.

        The Bank's real estate owned ("REO") at December 31, 1996, consisted of 18 properties, substantially each of which had carrying values of less than $175,000. During 1996, the Bank sold 12 properties (8 single family residences, 2 hotel condominiums, 1 multi-family dwelling and one parcel of land which was acquired through a deed in lieu of foreclosure) for an aggregate sales price of approximately $4.0 million. After satisfying superior liens, deductions for valuation allowances, repairs, holding costs and settlement expenses, the Bank realized a net gain on the sale of these properties of $300,000. Additional information regarding the Company's REO is in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 7 to the Consolidated Financial Statements included in Items 7 and 8 hereof.

        Potential Problem Loans. In addition to the loans included in the above impaired loans and non-performing assets and troubled debt restructurings tables, at December 31, 1996, the Bank had loans totaling $10.2 million which, even though they were not impaired or categorized as a non-performing asset or troubled debt restructuring, were designated as substandard or special mention.

        At December 31, 1996, the Bank had eight performing loans totaling $5.5 million to five borrowers, which the Bank had designated as substandard. One such loan, a performing construction loan, is secured by a retirement home under construction in Virginia Beach. In August 1996 the partially constructed building was substantially destroyed by fire and the Bank classified the loan as substandard. At December 31, 1996, the loan was current as the borrower continues to fund the interest payments and plans to rebuild. Of the remaining seven loans, two loans totaling $1.5 million are secured by commercial properties located in Norfolk, Virginia; three loans, totaling $600,000, are secured by commercial properties in Virginia Beach; and two loans, totaling $200,000, are secured by various multi-family properties and developed lots in Norfolk, Virginia. At this time, the Bank does not anticipate losses on any of these loans.

        Additionally, at December 31, 1996, there were three performing loans, totaling $4.7 million, to two borrowers which the Bank had designated as special mention. All three of these loans are secured by multi-family dwelling units in Norfolk and Virginia Beach. At this time, the Bank does not anticipate losses on any of these loans.

        Allowance for Loan Losses. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. Management reviews the allowance for loan losses on a monthly basis and makes provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance.

        Effective December 21, 1993, the OTS, in conjunction with the Office of the Comptroller of the Currency ("OCC"), the FDIC and the FRB, issued the Policy Statement regarding an institution's allowance for loan and lease losses. The Policy Statement, which reflects the position of the issuing regulatory agencies and does not necessarily constitute GAAP, includes guidance (i) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified substandard; and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming twelve months based on facts and circumstances available on the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling." Upon review of the Policy Statement, in 1994, the Bank reconsidered its policy for establishing its allowance for loan losses and made certain adjustments to the model it uses in order to make provisions to the allowance.

        The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.

                                                                             Year Ended December 31,
                                           ---------------------------------------------------------------------------------------
                                                1996               1995               1994               1993              1992
                                           -------------     -------------      -------------      -------------     -------------
                                                                             (Dollars in Thousands)
Allowance at beginning of
  period                                       $4,438             $4,459             $3,274             $2,741            $3,102
Allowance acquired from
  Seaboard                                      5,185                 --                 --                 --                --
Provisions (credited) charged to
  operations                                     (265)               454              1,431                715               894
Loans charged-off:
  Mortgage loans:
    Single-family                                (159)              (157)              (278)              (109)              (91)
    Multi-family                                  (38)              (174)              (291)                (5)             (194)
    Construction                                   --                 --                 --                 --                --
    Commercial                                     --               (291)              (233)              (167)             (840)
    Residential lots                               --                 --                 --                 (4)               (3)
  Consumer loans                                 (395)              (166)              (266)              (167)             (358)
                                               ------             ------             ------             ------            ------
      Total                                      (592)              (788)            (1,068)              (452)           (1,486)
Other charge-off                                 (837)                --                 --                 --                --
Recoveries:
  Mortgage loans:
    Single-family                                  11                 21                162                 24               161
    Multi-family                                   --                 58                333                 63                 2
    Construction                                   --                 --                 --                 --                --
    Commercial                                  1,657                158                218                 73                10
  Consumer loans                                   59                 76                109                110                58
                                               ------             ------             ------             ------            ------
      Total                                     1,727                313                822                270               231
                                               ------             ------             ------             ------            ------
Allowance at end of period                     $9,656             $4,438             $4,459             $3,274            $2,741
                                               ======             ======             ======             ======            ======

Allowance for loan losses to
 total non-accruing loans at
 end of period                                 378.67%            255.79%            275.93%            216.53%            74.97%
                                               ======             ======             ======             ======            ======

Allowance for loan losses
  to total impaired loans
  at end of period (1)                         107.03%            105.09%            108.00%                N/A               N/A
                                               ======             ======             ======             =======           =======

Allowance for loan losses
  to total loans held for
  investment at end of period                    1.55%              0.95%              1.06%               0.89%             0.64%
                                               ======             ======             ======             =======           =======
-----------------------------

(1) Since the data relating to impaired loans was not collected until January 1, 1995, the date the Company adopted SFAS No. 114, as amended, certain data for periods prior to such date is not available.

        The Bank's model for calculating the minimum loan loss allowance applies varying ratios to different types of loans, which are aggregated. However, the Bank does not currently allocate its allowance for loan losses individually to its various categories of loans.

        The other charge-off in 1996 recognizes a potential loss from a fraud perpetrated upon the Bank, of which $137,000 was recovered in the first quarter of 1997. Additional claims and recoveries are pending, and the Bank continues to diligently pursue all areas of collection; however, there can be no assurance that there will be additional recoveries.

        In July 1996, the Bank acquired by deed in lieu of foreclosure certain properties located in Williamsburg, Virginia in settlement of a previously charged-off deficiency relating to three Williamsburg hotels sold in October 1994. The acquired property was subsequently sold for $3.3 million and settled on September 30, 1996. After satisfying superior liens on the property and other costs associated with the acquisition and sale, the Bank netted a loan loss recovery of $1.4 million and a gain on sale of REO of $206,000. This sizable recovery during 1996 more than offset normally determined adjustments to the Bank's loan loss allowance and resulted in a net loan loss credit for 1996 of $265,000.

        As of December 31, 1996, the Bank's allowance for loan losses amounted to 54.0% of its substandard loans and 378.7% of total non-accruing loans.

        Based on facts and circumstances currently available to the Company, management believes that the allowance for loan losses was adequate at December 31, 1996. However, there can be no assurances that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

        Other Classified Assets. Federal regulations require that each insured savings association review the classification of its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, require re-classification. There are three classifications for problem assets:
"substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and have the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that its continuance as an asset is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently require classification as substandard, doubtful or loss, but have potential weaknesses or risk characteristics that could result in future problems.

        At December 31, 1996, the Bank had $17.9 million of assets classified substandard, and $135,000 classified as doubtful and $45,000 classified as loss. In addition, at such date, $4.7 million were categorized as special mention.

        Allowance for Losses on Real Estate Owned. In 1992, the Bank established an allowance for losses on REO.

        The following table sets forth the activity in the allowance for losses on REO during the periods indicated.

                                                                         Year Ended December 31,
                                            ----------------------------------------------------------------------------------
                                                 1996              1995             1994             1993              1992
                                            ------------      ------------     ------------     ------------      ------------
                                                                           (Dollars in Thousands)

Allowance at beginning of period                  $ 33              $ --           $ 5,060           $   386         $    --
Allowance acquired from
  Seaboard                                           8                --                --                --              --
Provisions charged to operations                    61                41               746             6,290           3,177
Losses charged-off                                 (72)              (11)           (5,808)           (1,701)         (3,047)
Recoveries                                          --                 3                 2                85             256
                                                  ----              ----           -------           -------         -------
Allowance at end of period                        $ 30              $ 33           $    --           $ 5,060         $   386
                                                  ====              ====           =======           =======         =======

        The 1995 provision and $230,000 of the 1994 provision were made to absorb periodic charges to the allowance for losses on REO necessary to reflect the fair value of the Bank's REO. Substantially all the Bank's allowance for losses on REO at December 31, 1993, were related to three hotel properties owned by the Bank, which were sold during 1994. Additionally, $516,000 of the 1994 provision and the provisions during 1993 and 1992 were related to those same hotel properties. The provision in 1994 reflected a final valuation upon the sale of the hotel properties, while the provisions in 1993 reflect, to a large extent, an outside valuation received by management of the Bank as well as sales negotiations with respect to the hotels and, to a lesser extent, an OTS examination in the fourth quarter of 1993 which resulted in the Bank making provisions with respect to certain other REO properties. The provision in 1992 was due primarily to adjustments to the carrying values of the hotels upon the Bank's consideration of the results of an OTS examination during the fourth quarter of that year. See " - Non-Performing Assets."

Investments and Mortgage-Backed Securities

        Investments. Federally-chartered savings institutions have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and state and municipal governments, certificates of deposit at federally-insured banks and savings institutions, certain bankers' acceptances and Federal funds. Subject to various restrictions, federally-chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally-chartered savings institutions are otherwise authorized to make directly.

        At December 31, 1996, investment securities totaled $30.7 million all of which were classified as available-for-sale. At such date, the remaining investment securities had a contractual maturity of between 1 month and 9.2 years, and the portfolio had a weighted average yield of 6.82%.

        The following table sets forth information regarding the amortized cost and estimated market value of the Company's investment securities at the dates indicated.

                                                                           December 31,
                                    ---------------------------------------------------------------------------------------------
                                              1996                             1995                             1994
                                    ----------------------------     ----------------------------     ---------------------------
                                                      Estimated                        Estimated                       Estimated
                                     Amortized         Market         Amortized         Market         Amortized         Market
                                        Cost            Value            Cost            Value           Cost            Value
                                    -----------      -----------     -----------      -----------     -----------     -----------
                                                                      (Dollars in Thousands)


U.S. Government and
  federal agency
  obligations:
    Held-to-maturity                         --              --               --              --         $18,414          $17,984
    Available-for-sale                  $31,316         $30,742          $17,957         $18,025              --               --
Mutual Funds:
   Available-for-sale                       --               --            5,000           5,015              --               --
                                        -------         -------          -------         -------         -------          -------
                                        $31,316         $30,742          $22,957         $23,040         $18,414          $17,984
                                        =======         =======          =======         =======         =======          =======

        Additional information regarding the Company's investments is discussed in the "Financial Condition" section of Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 3 and 4 to the Consolidated Financial Statements included in Items 7 and 8 hereof.

        Mortgage-Backed Securities.The Bank maintains a significant portfolio of mortgage-backed securities as a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and with limited credit risk of default which arises in holding a portfolio of loans to maturity. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on mortgage-backed securities are passed from the mortgage servicer, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the Federal National Mortgage Association ("FNMA") and the GNMA. The Bank also invests in certain privately issued, credit enhanced mortgage-backed securities rated AAA or AA by national securities rating agencies.

        The FHLMC, a public corporation chartered by the U.S. Government, issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but, because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs, which limit is currently $214,600. A number of private institutions have also established their own home securitization programs.

        Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a specified range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate loans. As a result, the risk characteristics of the underlying pool of mortgages, (i.e., fixed-rate or adjustable rate) as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed, pass-through security thus approximates the life of the underlying mortgages.

        Mortgage-backed securities include regular and residual interests in Collateralized Mortgage Obligations ("CMO"), including CMOs which qualify as a Real Estate Mortgage Investment Conduit ("REMIC") under the Internal Revenue Code of 1986, as amended ("Code") (CMOs and REMICs sometimes are referred to collectively as "mortgage-related securities"). CMOs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be collateralized with loans or by securities which are insured or guaranteed by the FNMA, the FHLMC or the GNMA. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

        The short-term classes of a CMO usually carry a lower coupon rate than the longer term classes and, therefore, the interest differential cash flow on a residual interest is greatest in the early years of the

CMO. As the early coupon classes are extinguished, the residual cash flow declines. Thus, the longer the lower coupon classes remain outstanding, the greater the cash flow accruing to CMO residuals. Generally, as interest rates decline, prepayments accelerate, the interest differential narrows, and the future cash flow from the CMO declines. Conversely, as interest rates increase, prepayments generally decrease, generating a larger future cash flow to the residual class.

        A senior-subordinated structure often is used with CMOs to provide credit enhancement for securities which are backed by collateral which is not guaranteed by the FNMA, FHLMC or GNMA. These structures divide mortgage pools into two risk classes: a senior class and one or more subordinated classes. The subordinated classes provide protection to the senior class. When cash flow is impaired, debt service goes first to the holders of senior classes. In addition, incoming cash flows also may go into a reserve fund to meet any future
shortfalls  of  cash  flow  to  holders  of  senior  classes.   The  holders  of
subordinated classes may not receive any funds until the holders of senior classes have been paid and, when appropriate, until a specified level of funds has been contributed to the reserve fund.

        Certain mortgage-related securities, including REMIC residuals, are classified as "high-risk mortgage securities" under OTS Thrift Bulletin 52 ("TB 52"). Pursuant to TB 52, a savings institution such as the Bank generally may only acquire high-risk mortgage securities, which are defined as any mortgage-related security that at the time of purchase, or at any subsequent date, meets any of the three tests set forth therein, to reduce its overall interest-rate risk. An institution with strong capital and earnings and adequate liquidity and that has a closely supervised trading department may acquire such securities if they are reported as trading assets or available-for-sale at market value. At December 31, 1996, the Bank had one mortgage-related security designated as a high-risk mortgage security under TB 52. This security had a carrying value of approximately $332,000 and was acquired by the Bank in the acquisition of Seaboard.

        Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which minimize credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize certain obligations of the Bank. At December 31, 1996, $291.4 million, or 41.5%, of the Bank's mortgage-backed securities were pledged to secure various obligations of the Bank. Mortgage-backed securities issued or guaranteed by the FNMA or the FHLMC (except interest-only securities or the residual interests in CMOs) are weighted at no more than 20.0% for risk-based capital purposes, compared to a weight of 50.0% to 100.0% for residential loans. See "Regulation - The Bank Regulatory Capital Requirements."

        In addition to mortgage-backed securities issued by FNMA, FHLMC or GNMA, commonly called agency securities, the Bank invests in highly rated, investment grade, private label mortgage-backed securities structured in the form of a REMIC. At December 31, 1996, included in the Company's aggregate total of $706.1 million mortgage-backed securities there were $168.5 million ($139.6 million fixed-rate and $28.9 million adjustable-rate) in REMICs. Of this amount $147.4 million were rated AAA by at least two nationally recognized rating agencies. The remaining $21.1 million were rated AA.

        The Bank's mortgage-backed securities are classified as either "held-to-maturity" or "available-for-sale" based upon the Bank's intent and ability to hold such securities to maturity at the time of purchase, in accordance with GAAP. At December 31, 1996, mortgage-backed securities (both held-to-maturity and available-for-sale) totaled $706.1 million. At such date, the held-to-maturity mortgage-backed securities totaled $141.0 million ($10.2 million adjustable-rate and $130.8 million fixed-rate), and the available-for sale totaled $565.1 million ($390.9 million adjustable-rate and $174.2 million fixed-rate). The Bank classified all mortgage-backed securities purchased during 1996 as available-for-sale, providing the Bank with increased asset and liability management flexibility to react to yield curve and interest rate changes. At December 31, 1996, the Company's mortgage-backed securities available-for-sale had an unrealized gain of $2.3 million, net of taxes, which was added to stockholders' equity at such date per

SFAS No. 115. Higher interest rates will cause the carrying value of the available-for-sale portfolio to be reduced, which will result in an adjustment to stockholders' equity. Additional information on Life's mortgage-backed securities portfolio may be found in Notes 3, 4 and 22 of the Notes to Consolidated Financial Statements included in Item 8 hereof. The tables below present the Bank's mortgage-backed securities on the basis of these classifications, which are included in the Bank's Consolidated Financial Statements. In accordance with SFAS No. 115, the mortgage-backed securities of the Bank, which are held-to-maturity, are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield, while mortgage-backed securities available-for-sale are carried at the current market value, net of taxes.

        The  following   table  sets  forth  the   composition   of  the  Bank's
mortgage-backed securities at the dates indicated.

                                                                                     December 31,
                                         -----------------------------------------------------------------------------------------
                                                      1996                          1995                          1994
                                         -----------------------------   ---------------------------   ---------------------------
                                             Held to     Available for     Held to     Available for     Held to     Available for
                                            Maturity         Sale         Maturity         Sale         Maturity         Sale
                                         ------------    -------------   ------------   ------------   ------------   ------------
                                                                                 (Dollars in Thousands)


Mortgage-backed securities:
  FHLMC                                     $ 71,457       $179,930       $ 88,934       $169,961       $212,870       $ 47,735
  FNMA                                        58,007        156,503         67,907         92,007        177,251         47,552
  GNMA                                         1,485         64,631          1,738          3,538          2,089          3,581
                                            --------       --------       --------       --------       --------       --------
    Total mortgage-backed securities         130,949        401,064        158,574        265,506        392,210         98,868
                                            --------       --------       --------       --------       --------       --------
REMICs:
  FHLMC                                       10,025          1,363         10,028             --         10,034             --
  FNMA                                            --          9,743             --         10,612             --         11,398
  Private label                                   --        149,153             --        114,607             --          3,439
                                            --------       --------       --------       --------       --------       --------
    Total REMICs                              10,025        160,259         10,028        125,219         10,034         14,837
                                            --------       --------       --------       --------       --------       --------
    Total mortgage-backed and
      REMICs, net                           $140,974(1)    $561,323(1)    $168,602(2)    $390,725(2)    $402,244(3)    $113,705(3)
                                            ========       ========       ========       ========       ========       ========
      Total market value                    $141,269       $565,086       $169,195       $393,587       $388,252       $107,264
                                            ========       ========       ========       ========       ========       ========

(1) At December 31, 1996, $165.2 million and $366.8 million of the Bank's mortgage-backed securities had fixed rates and adjustable rates, respectively, and $141.4 million and $28.9 million of the Bank's REMICs had fixed rates and adjustable rates, respectively.

(2) At December 31, 1995, $219.5 million and $204.5 million of the Bank's mortgage-backed securities had fixed rates and adjustable rates, respectively, and $87.3 million and $48.1 million of the Bank's REMICs had fixed rates and adjustable rates, respectively.

(3) At December 31, 1994, $299.0 million and $192.1 million of the Bank's mortgage-backed securities had fixed rates and adjustable rates, respectively, and $17.8 million and $7.0 million of the Bank's REMICs had fixed rates and adjustable rates, respectively.

        At December 31, 1996, the weighted average contractual maturity of the Bank's mortgage-backed securities and REMICs was approximately 22 years. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. At such date, the estimated average life and duration of the Bank's mortgage-backed securities and REMICs were 4.4 and 3.1 years, respectively. Prepayments that are faster than anticipated may shorten the life of the security and could adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized to provide a level yield over the estimated lives of the mortgage-backed securities, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security; therefore, these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage-related securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at comparable rates. The declining yields earned during recent periods is a direct response to falling interest rates and accelerated prepayments.

        In an effort to reduce the Bank's exposure to interest-rate risk, during 1994, 1995 and 1996, the Bank increased its investment in adjustable rate mortgage-backed securities and REMICs. At December 31, 1996, of the Bank's $706.1 million in mortgage-backed securities and REMICs, net, $401.1 million, or 56.8%, had adjustable rate features. As of December 31, 1996, $359.7 million of the Bank's adjustable securities were backed by mortgages which adjust to a margin over the one-year U.S. Treasury obligation adjusted to a CMT.

        Additional information regarding the Company's mortgage-backed securities is discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 3 and 4 to the Consolidated Financial Statements included in items 7 and 8 hereof.

Sources of Funds

        General.  The  Company's  principal  source of funds for use in lending, investments and for other general business purposes includes deposits, borrowings from the FHLB of Atlanta and other sources, including securities sold under agreements to repurchase ("Repos") and stockholders' equity. The Company also derives funds from amortization and prepayments of outstanding loans and mortgage-backed securities, from sales of loans and from maturing investment securities. Loan repayments are a relatively stable source of funds, while deposits inflows and outflows are significantly influenced by general interest rates and money market conditions. The Company uses borrowings to supplement deposits.

        Deposits. The Bank's current deposit products include passbook accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, certificates of deposit ranging in terms from 14 days to 10 years and noninterest-bearing personal and business checking accounts. The Bank's deposit products also include Individual Retirement Account ("IRA") certificates, Keogh accounts and other retirement accounts.

        The Bank's deposits are obtained from residents in its immediate market area and, with respect to larger (over $95,000 certificates of deposit), from depositors throughout the United States. The Bank attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient branch office locations and service hours. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print media, radio and television advertising and direct mail. The Bank also accepts a substantial amount of its deposits from out-of-state through deposit brokers; however, the Bank does not actively solicit such funds nor does it pay any brokerage fees in accepting such deposits.

        The Bank has been competitive in the types of accounts and interest rates it has offered on its deposit products, but does not necessarily seek to match the highest rates paid by competing institutions. During 1996, deposits increased by $125.2 million or 20.6%, including $66.8 million from the acquisition of Seaboard. The overall increase in deposits was primarily due to increases in certificates of deposit which totaled $578.9 million or 79.1% of the Bank's deposit portfolio at December 31, 1996. During 1996, the majority of this increase was in certificates of deposit with remaining maturities of less than one year. Certificates of deposit with remaining maturities of one year or less increased from 57.1% of the Bank's total certificates of deposit at December 31, 1994, to 64.1% of the Bank's total certificates of deposit at December 31, 1995 and to 69.2% at December 31, 1996. Additionally, the Bank's money market accounts increased both in terms of dollars and as a percent of total deposits as a result of the Bank's successful marketing campaign offering a tiered money market account having rates highly competitive with money market funds. The Bank intends to continue its efforts to attract certificates of deposit and checking accounts as a principal source of funds for supporting its lending and investment activities.

        The following table sets forth certain information relating to the Bank's deposits at the dates indicated.

                                                                              December 31,
                                    -----------------------------------------------------------------------------------------------
                                               1996 (1)                           1995                              1994
                                    ----------------------------     -----------------------------     ----------------------------
                                                        Percent                          Percent                          Percent
                                                       of Total                          of Total                         of Total
                                        Amount         Deposits          Amount          Deposits         Amount          Deposits
                                    ------------    ------------     ------------     ------------     ------------     -----------
                                                                          (Dollars in Thousands)
NOW accounts                          $ 29,496            4.03%         $ 26,294           4.33%         $ 23,445            3.98%
Money market accounts                   68,704            9.38            34,025           5.60            39,274            6.68
Noninterest-bearing
  checking accounts                      2,557            0.35             1,403           0.23               909            0.16
                                      --------          ------          --------        -------          --------          ------
  Total demand deposits                100,757           13.76            61,722          10.16            63,628           10.82
                                      --------          ------          --------        -------          --------          ------
Passbook savings
  deposits                              52,521            7.17            58,208           9.59            65,441           11.12
                                      --------          ------          --------        -------          --------          ------
Certificates of deposit:
  6 months or less                     277,716           37.92           216,139          35.60           173,287           29.46
  7-12 months                          122,624           16.74            96,038          15.82            88,842           15.10
  13-36 months                         141,348           19.30           127,827          21.05           144,083           24.49
  More than 36 months                   37,189            5.08            47,205           7.78            52,981            9.01
                                      --------          ------          --------        -------          --------          ------
Total certificates                     578,877           79.05           487,209          80.25           459,193           78.06
                                      --------          ------          --------        -------          --------          ------
Purchase accounting -
  Seaboard                                 167             .02               N/A                              N/A
                                      --------          ------          --------                         --------
Total deposits                        $732,322          100.00%         $607,139        100.00%          $588,262          100.00%
                                      ========          ======          ========        ======           ========          ======

-----------------------------
(1)     Includes deposits from the acquisition of Seaboard

        The following table sets forth the activity in the Bank's deposits during the periods indicated.

                                                          Year Ended December 31,
                                             -----------------------------------------
                                                  1996             1995              1994
                                             ------------     ------------      ------------
                                                      (Dollars in Thousands)
Beginning balance                              $607,139          $588,262         $528,932
Deposits acquired from Seaboard                  66,854               N/A              N/A
Net increase (decrease)
 before interest credited                        35,291              (611)          43,610
Interest credited                                23,038            19,488           15,720
                                               --------          --------         --------
Net increase in deposits                        125,183            18,877           59,330
                                               --------          --------         --------
Ending balance                                 $732,322          $607,139         $588,262
                                               ========          ========         ========

                                       21

        The following table sets forth, by various interest rate categories, the certificates of deposit with the Bank at the dates indicated.

                                                            December 31,
                                         -----------------------------------------------
                                              1996             1995              1994
                                         ------------     ------------      ------------
                                                       (Dollars in Thousands)
 3.00% to  3.99%                            $     68          $  1,370          $ 36,262
 4.00% to  4.99%                              32,834            49,946           199,631
 5.00% to  6.99%                             521,509           401,781           186,033
 7.00% to  8.99%                              21,703            29,747            29,694
 9.00% to 10.99%                               2,763             4,365             7,562
11.00% and over                                   --                --                11
                                            --------          --------          --------
                                            $578,877          $487,209          $459,193
                                            ========          ========          ========

        The following table sets forth the amount and maturities of the Bank's certificates of deposit at December 31, 1996.

                                                       Over Six            Over One           Over Two
                                                        Months               Year               Years
                                   Six Months           Through            Through             Through              Over
                                    and Less           One Year           Two Years          Three Years         Three Years
                                --------------     --------------      --------------     ---------------     ---------------
                                                                    (Dollars in Thousands)

3.00% to  3.99%                      $      5           $     --            $    62             $    --             $     1
4.00% to  4.99%                        21,546              9,993              1,140                 155                  --
5.00% to  6.99%                       253,299            107,300             89,319              42,255              29,336
7.00% to  8.99%                         2,229              5,331              1,286               5,005               7,852
9.00% to 10.99%                           637                 --              1,448                 678                  --
                                     --------           --------            -------             -------             -------
                                     $277,716           $122,624            $93,255             $48,093             $37,189
                                     ========           ========            =======             =======             =======

        At December 31, 1996, the Bank had $84.0 million of certificates of deposit in amounts of $100,000 or more, of which $24.0 million was scheduled to mature in three months, $17.3 million was scheduled to mature in over three months through six months, $15.7 million was scheduled to mature in over six months through 12 months and $27.0 million was scheduled to mature in over 12 months.

        Additional information regarding the Company's deposits is discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 10 to the Consolidated Financial Statements included in Items 7 and 8 hereof.

        Borrowings. The Company's borrowings are comprised of (i) advances from the FHLB of Atlanta, which totaled $261.7 million at December 31, 1996; (ii) Repos considered as borrowings, which totaled $259.0 million at December 31, 1996; and (iii) other borrowings, which totaled $5.2 million at December 31, 1996. The Company's borrowings are generally used to fund lending, investments and other ordinary course of business activities.

        The Bank may obtain advances from the FHLB of Atlanta upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and securities, provided certain standards related to credit-worthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. From time to time the Company also enters into agreements to sell securities under terms which require it to repurchase the same or substantially similar securities by a specified date. Repos are considered borrowings which are secured by the sold securities. Historically, Repos were generally short-term (90 days or less) in nature;

however, longer-term (greater than 90 days up to three years) Repos have recently become available, and the Company has utilized such in managing its asset and liability structure. The Company continuously reviews alternative sources of borrowings and in this regard has more recently increased its use of advances from the FHLB of Atlanta relative to Repos due to the FHLB of Atlanta's lower costing advances.

        In addition to FHLB advances and Repos, the Company's borrowings at December 31, 1996, include $5.2 million of a long-term CMO financing originated in 1985, for $32.1 million through a wholly owned, single purpose finance subsidiary of the Bank. Such obligation, which had an average rate of 11.6% during the year ended December 31, 1996, is not due to mature until 2016, but, due to significant prepayments, the balance has been amortized much more rapidly than initially anticipated.

        Additional information regarding the Company's borrowings, including maturities, is discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 11, 12 and 13 to the Consolidated Financial Statements included in Items 7 and 8 hereof.

        The following table sets forth certain information relating to the Company's borrowings at the dates or for the periods indicated.

                                                              At or For the Year Ended December 31,
                                  -------------------------------------------------------------------------------------------
                                              1996                           1995                            1994
                                  --------------------------        -------------------------       -------------------------
                                                                     (Dollars in Thousands)

FHLB advances:
  Maximum balance                     $261,711                        $185,336                        $196,727
  Average balance                     $161,646                        $166,725                        $180,741
  Balance at end of period            $261,711                        $148,636                        $174,977
  Weighted average rate:
    at end of period                                   5.67%                           6.16%                           6.16%
    during the period                                  6.14%                           6.11%                           5.04%

Repurchase agreements:
  Maximum balance                     $361,145                        $195,000                        $ 65,468
  Average balance                     $258,417                        $114,058                        $ 11,475
  Balance at end of period            $259,000                        $162,000                        $ 65,468
  Weighted average rate:
    at end of period                                   5.60%                           6.02%                           6.03%
    during the period                                  5.67%                           6.17%                           6.45%

Other borrowings:
  Maximum balance                     $  6,518                        $  7,015                        $  9,590
  Average balance                     $  5,869                        $  6,807                        $  8,660
  Balance at end of period            $  5,227                        $  6,518                        $  7,744
   Weighted average rate:
     at end of period                                 11.63%                          11.64%                          11.65%
     during the period                                11.63%                          11.63%                          11.61%

        Stockholders' Equity. Stockholders' equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen, adverse developments. At December 31, 1996, stockholders' equity totaled $150.9 million or 10.6% of total assets.

        Additional information regarding the Company's stockholders' equity is discussed in the "Financial Condition" section of Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 4 to the Consolidated Financial Statements included in Items 7 and 8 hereof.

Subsidiaries

        The Bank is permitted to invest up to 2% of its assets in the capital stock of, or in secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of December 31, 1996, the Bank was authorized to invest up to approximately $28.4 million in the stock of, or in loans to, service corporations. As of December 31, 1996, the net book value of the Bank's investment in stock, unsecured loans, and conforming loans in its service corporations was $2.5 million.

        The Bank has five active, wholly-owned subsidiaries. A brief description of the activities of these five subsidiaries is set forth as follows.

        The First Colony Service Corporation. The First Colony Service Corporation ("First Colony") engages in activities permissible for service corporations under OTS regulations. First Colony acts as trustee for the Bank's secured lending activity. As of December 31, 1996, First Colony's total assets amounted to $124,000.

        Life Financial Services Corporation. Life Financial Services Corporation ("Life Financial") was incorporated in November 1993, for the purpose of offering the Bank's accountholders and the general public a full range of non-FDIC insured investment products including annuities, insurance, general securities, mutual funds and financial planning services. Life Financial is a duly licensed insurance agent/agency under the laws of the Commonwealth of Virginia. As of December 31, 1996, Life Financial's total assets amounted to $433,000.

        Life Capital Corporation. Life Capital Corporation ("Life Capital") is a single-purpose finance subsidiary of the Bank. During 1985, Life Capital issued $32.1 million of debt securities secured principally by mortgage-backed securities. At December 31, 1996, $5.2 million of such long-term debt remained outstanding. See "- Sources of Funds - Borrowings." As of December 31, 1996, Life Capital's total assets amounted to $7.5 million.

        Life Products Corp. The activities of Life Products Corp. ("Life Products") consisted of owning and operating three hotel properties located in Williamsburg, Virginia, each acquired by the Bank through foreclosure, which were sold in 1994. As of December 31, 1996, Life Products' total assets amounted to $450. See "- Asset Quality - Non-Performing Assets."

        Seaboard Equity Corporation. Seaboard Equity Corporation ("Seaboard Equity") engages in activities permissible for service corporations under OTS regulations and acts as trustee on certain of the loans acquired from Seaboard. At December 31, 1996, Seaboard Equity's total assets amounted to $575.

Employees

        The Company and the Bank (including the Bank's wholly-owned subsidiaries) had an aggregate of 227 full-time employees and 14 part-time employees as of December 31, 1996. None of these employees is represented by a collective bargaining agreement. The Company and the Bank each believes that it enjoys excellent relations with its personnel.

Competition

        The Bank faces strong competition both in attracting deposits and making real estate loans. Its most direct competition for deposits has historically come from other savings associations, credit unions and commercial banks located in the Hampton Roads area of Virginia, including many large financial institutions which have greater financial and marketing resources available to them. In addition, during times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

        The  Bank   experiences   strong   competition  for  real  estate  loans
principally from other savings associations, commercial banks and mortgage banking companies. The Bank competes for loans principally through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers and the convenient locations of its branch office network. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

Regulation

        Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Company and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

        The Company. The Company is a registered savings and loan holding company and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

        Federal Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company with only one subsidiary savings association. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk such that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet a qualified thrift lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- The Bank - Qualified Thrift Lender Test."

        If the Company were to acquire control of another savings association, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the regulatory authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. No multiple savings and loan holding company or subsidiary thereof, which is not a savings association, shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, other than: (i) furnishing or performing management services for a subsidiary savings association; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (iv) holding or managing properties used or occupied by a subsidiary savings association; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. The activities described in (i) through (vi) above may only be engaged in after giving the OTS prior notice and being informed that the OTS does not object to such activities. In addition, the activities described in
(vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

        Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

        In addition, Sections 22(h) and (g) of the FRA place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans-to-one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1996, the Bank was in compliance with the above restrictions.

        Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

        The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if (i) the multiple savings and loan holding company involved controls a savings association which operated a home or branch office located in the state of the association to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by the state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations).

        The FRB may approve an application by a bank holding company to acquire control of a savings association. A bank holding company that controls a savings association may merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance Fund ("BIF") with the approval of the appropriate federal banking agency and the FRB. As a result of these amended provisions, there have been a number of acquisitions of savings associations by bank holding companies in recent years.

        The Bank. The OTS has extensive regulatory authority over the operations of savings associations. As part of this authority, savings associations are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS. The investment and lending authority of savings associations are prescribed by federal laws and regulations and they are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings associations and may also apply to state-chartered savings associations. Such regulation and supervision is primarily intended for the protection of depositors.

        The OTS' enforcement authority over all savings associations and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.

        Insurance of Accounts. The deposits of the Bank are insured to the maximum extent permitted by the SAIF, and are backed by the full faith and credit of the United States Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action.

        The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the Bank's deposit insurance.

        On September 30, 1996, the President signed into law the Omnibus Consolidated Appropriations Act. Part of this act, the Deposit Insurance Funds Act of 1996 ("BIF/SAIF Legislation"), provides for, among other things, the resolution of the FDIC premium disparity between BIF and SAIF insured financial institutions. Prior to the legislation, most insured depository institutions holding BIF-assessable deposits paid the statutory minimum of $2,000 for deposit insurance while most insured depository institutions with SAIF-assessable deposits, such as the Bank, paid the statutory minimum of 23 basis points (100 basis points being equal to 1%).

        The BIF/SAIF Legislation required a one-time special assessment to recapitalize the SAIF. The assessment, based on the amount of SAIF-assessable deposits held by an institution as of March 31, 1995, was effective on September 30, 1996, and, in accordance with final rules adopted by the FDIC, was paid in November 1996. The FDIC determined that, in order to fully capitalize the SAIF to statutorily mandated levels, all SAIF insured depository institutions (except certain "weak institutions") were assessed 65.7 basis points on SAIF-assessable deposits as of March 31, 1995. If an institution had merged with or acquired another institution since March 31, 1995, it was required to add to its special assessment base the March 31, 1995 assessable deposits of the institution that was acquired.

        The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") previously discussed the financial reporting issues relating to a special assessment, and, in November 1995, indicated that institutions with SAIF-assessable deposits should accrue the liability when the legislation is enacted and the related charge should be reported as a component of operating expenses in the period that includes the enactment date. The EITF further determined that the charge should not be reported as an extraordinary item.

        Consistent with the BIF/SAIF Legislation, the Bank's pro-rata one-time special assessment to recapitalize the SAIF was $4.4 million. In conformity with the applicable FASB guidelines, the Bank accrued this liability on September 30, 1996, resulting in the additional one-time increase in FDIC premiums, and paid the assessment in November 1996.

        Effective January 1, 1997, the BIF/SAIF Legislation requires that SAIF members have the same risk-based assessment schedule as BIF members, ranging from 0 basis points for "well-capitalized institutions" to 27 basis points for "weak institutions." Additionally, the legislation provides for a sharing formula to meet the Financing Corporation bond obligation ("FICO Bonds")1 between members of the SAIF and the BIF. Beginning January 1, 1997, FICO Bond assessments of 6.4 and 1.3 basis points will be added to any regular premium for SAIF-assessable institutions and BIF-assessable institutions, respectively, until December 31, 1999. Thereafter, about 2.4 basis points will be added to regular premium assessments for all insured depositories, achieving full pro-rata FICO sharing. The BIF/SAIF Legislation also provides for the conditional merger of the BIF and the SAIF no earlier than January 1, 1999. When the funds are merged, the FICO Bond premium will be equal for all members of the new fund.

        As a "well capitalized institution", the Bank previously paid the lowest SAIF insurance premium rate of 23 basis points on insured deposits for the fourth quarter of 1996. Since the SAIF became fully capitalized as of October 1, 1996, the regular assessment rate for SAIF-member institutions was lowered retroactively to that date. Until January 1, 1997, FICO payments could be made only from assessments on SAIF-member institutions; therefore, during the fourth quarter of 1996 the SAIF premium assessment should have been only the amount necessary to cover the FICO obligations. Overpayment of fourth quarter FDIC premiums (currently estimated at approximately 1.25 basis points, or $88,300 for the Bank) will be refunded or credited toward future FDIC insurance premiums. Beginning January 1, 1997, unless the base rate for "well capitalized institutions" is modified, the Bank's FDIC premium should be 6.4 basis points (the FICO Bond obligation). Based on deposit levels at December 31, 1996, this will reduce the Bank's annual premium assessment by approximately $1.2 million.

        The BIF/SAIF Legislation provides for the conditional merger of the BIF and the SAIF on January 1, 1999, depending upon the outcome of re-chartering issues associated with the legislation. By March 31, 1997, the Secretary of the Treasury is required to conduct a study and prepare a report to Congress addressing all issues which the Secretary considers relevant with respect to the development of

-----------------------------
1 FICO Bonds were issued in an attempt undertaken between 1987 and 1989 to provide funds for the ailing Federal Savings and Loan Insurance Corporation ("FSLIC") without a direct taxpayer expense. Since the establishment of the SAIF in 1989, a portion of the SAIF premiums has been earmarked to satisfy the $780 million in annual interest obligations on FICO Bonds, interest that continues until 2019.

a common charter for all insured depository institutions and the abolition of separate and distinct charters between banks and savings institutions.

        Regulatory Capital Requirements. Federally insured savings associations are required to maintain minimum levels of regulatory capital. The OTS has established capital standards applicable to all savings associations. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

        Current OTS capital standards require savings associations to satisfy three different capital requirements. Under these standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets, with only a limited exception for purchased mortgage servicing rights ("PMSRs"). The Bank had no PMSRs at December 31, 1996. Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At December 31, 1996, the Bank had no investment in subsidiaries which was impermissible and required to be deducted from its capital calculation. See Note 14 of the Notes to Consolidated Financial Statements included in Item 8 hereof.

        A savings association is allowed to include both core capital and supplementary capital in the calculation of its total capital for purposes of the risk-based capital requirements, provided that the amount of supplementary capital does not exceed the savings association's core capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for repossessed assets or loans more than 90 days past due. Single-family residential real estate loans which are not past-due or non-accruing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

        OTS policy imposes a limitation on the amount of net deferred tax assets under SFAS No. 109 that may be included in regulatory capital. (Net deferred tax assets represent deferred tax assets, reduced by any valuation allowances, in excess of deferred tax liabilities). Application of the limit depends on the possible sources of taxable income available to an institution to realize deferred tax assets. Deferred tax assets that can be realized from the following generally are not limited: taxes paid in prior carryback years and future reversals of existing taxable temporary differences. To the extent that the realization of deferred tax assets depends on an institution's future taxable income (exclusive of reversing temporary differences and carryforwards), or its tax-planning strategies, such deferred tax assets are limited for regulatory capital purposes to the lesser of the amount that can be realized within one year of the quarter-end report date or 10% of core capital. At December 31, 1996, the Bank had $64,000 of net deferred tax assets under SFAS No. 109 included in the Bank's other assets. See Note 16 of the Notes to Consolidated Financial Statements included in Item 8 hereof.

        Effective November 28, 1994, the OTS revised its interim policy issued in August 1993, under which savings institutions computed their regulatory capital in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the revised OTS policy, savings institutions must value securities available-for-sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on securities reported as a separate component of GAAP capital. The Bank adopted SFAS No. 115 on January 1, 1994. At December 31, 1996, the application of SFAS No. 115 resulted in a net increase in retained earnings of $2.0 million ($3.2 million net of income tax of $1.2 million) on mortgage-backed securities available-for-sale.

        In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest-rate risk will be subject to a deduction of its interest-rate risk component from total capital for purposes of calculating risk-based capital requirement. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest-rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest-rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest-rate risk and 2.0%, multiplied by the market value of its assets. The rule also authorizes the Director of the OTS, or his designee, to waive or defer an institution's interest-rate risk component on a case-by-case basis. The final rule was originally effective as of January 1, 1994, subject however to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest-rate risk and the effective date of each quarter's interest-rate risk component. However, in October 1994, the Director of the OTS indicated that it would waive the capital deductions for institutions with a greater than "normal" risk until the OTS publishes an appeals process. The OTS has indicated that no savings institution will be required to deduct capital for interest-rate risk until further notice. In any event, management of the Bank does not believe that the OTS' adoption of an interest-rate risk component to the risk-based capital requirement will adversely affect the Bank's regulatory capital position.

        The following is a reconciliation of the Bank's equity determined in accordance with GAAP to the four components of regulatory capital at December 31, 1996.

                                                                                                    Tier 1
                                               Equity          Tangible             Core          Risk-Based       Risk-Based
                                               Capital          Capital           Capital           Capital         Capital
                                            ------------     -------------     -------------     -------------    -----------
Stockholders' equity,
substantially                                $  127,844       $  127,844        $  127,844         $127,844       $127,844
      restricted
Unrealized gain on securities
      available-for-sale, net of tax             (1,968)          (1,968)           (1,968)          (1,968)        (1,968)
                                             ----------       ----------        ----------         --------       --------
Adjusted GAAP capital                        $  125,876          125,876           125,876          125,876        125,876
                                             ==========
Unallowable land loans                                                --                --               --           (787)
Intangible assets                                                 (4,821)           (4,821)          (4,821)        (4,821)
General valuation allowances                                          --                --               --          5,973
                                                              ----------        ----------         --------       --------
Regulatory capital measure                                       121,055           121,055          121,055        126,241
Minimum capital required                                          21,195            42,390           23,570         47,139
                                                              ----------        ----------         --------       --------
Excess                                                        $   99,860        $   78,665         $ 97,485       $ 79,102
                                                              ==========        ==========         ========       ========
Total assets per Thrift Report               $1,418,659
Total risk-weighted assets                   ==========                                            $589,241       $589,241
                                                                                                   ========       ========
Total tangible assets                                         $1,412,973        $1,412,973
                                                              ==========        ==========
Capital ratio                                       8.9%             8.6%              8.6%            20.5%          21.4%
Regulatory capital category:
      Well capitalized, equal
         to or greater than                                          N/A               5.0%             6.0%          10.0%
                                                              ----------        ----------         --------       --------
Excess                                                               N/A               3.6%            14.5%          11.4%
                                                              ==========        ==========         ========       ========

      Any savings association that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an association's operations and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

      Prompt Corrective Action. Under Section 38 of the FDIA as added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. In early September 1992, the federal banking agencies, including the OTS, adopted substantially similar regulations which are intended to implement Section 38 of the FDIA. These regulations became effective December 19, 1992. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 1996, the Bank was in the "well capitalized" category.

      Safety and Soundness. FDICIA requires each federal banking regulatory agency to prescribe, by regulation or guideline, standards for all insured depository institutions and depository institution holding companies relating to
(i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest-rate risk exposure; (v) asset growth; (vi) compensation, fees and benefits; and (vii) such other operational and managerial standards as the agency determines to be appropriate. The compensation standards would prohibit employment contracts or other compensatory arrangements that provide excess compensation, fees or benefits or could lead to material financial loss. In addition, each federal banking regulatory agency must prescribe, by regulation or guideline, standards relating to asset quality, earnings and stock valuation as the agency determines to be appropriate. Effective August 9, 1995, the federal banking agencies, including the OTS, implemented final rules and guidelines concerning standards for safety and soundness required to be prescribed by regulation pursuant to Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and information systems,
(b) internal audit systems, (c) loan documentation, (d) credit underwriting, (e) interest rate exposure, (f) asset growth, and (g) compensation, fees and benefits. Under the asset quality and earnings standards, the Savings Bank would be required to establish and maintain systems to (i) identify problem assets and prevent deterioration in those assets, and (ii) evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital reserves. Finally, the compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated. Effective October 1, 1996, the federal banking agencies also adopted quality and earnings standards. If a savings institution fails to meet any of the standards promulgated by regulation, then such institution will be required to submit a plan within 30 days to the OTS specifying the steps it will take to correct the deficiency. In the event that a savings institution fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the federal banking agency, Section 39 of the FDIA provides that the OTS must order the institution to correct the deficiency and may (1) restrict asset growth; (2) require the savings institution to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the savings institution may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. The Bank believes that it has been and will continue to be in compliance with each of the standards as they have been adopted by the OTS.

      Brokered Deposits. The FDIC has promulgated regulations implementing limitations on brokered deposits pursuant to FDICIA. Under the regulations, well-capitalized institutions are subject to no brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only (i) with a waiver from the FDIC, and (ii) subject to the limitation that they do not pay an effective yield on any such deposit which exceeds by more than (a) 75 basis points the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted in its normal market area, or (b) by 120 percent for retail deposits and 130 percent for wholesale deposits, respectively, of the current yield on comparable maturity U.S. treasury obligations for deposits accepted outside the institution's normal market area. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited. At December 31, 1996, the Bank was a well-capitalized institution and was not subject to restrictions on brokered deposits. See "Business - Sources of Funds - Deposits."

       Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required minimum liquid asset ratio is 5%. Additionally, current regulations require that short-term liquid assets must continue at least 1% of the average daily balance of net withdrawable accounts and current borrowings. The Bank, as a component of its overall asset and liability management strategy, maintains qualifying liquid assets at levels which exceed regulatory requirements and at December 31, 1996, had a total regulatory liquidity of 9.2% and a short-term regulatory liquidity of 1.1%.

      Qualified Thrift Lender Test. Under legislation adopted by Congress in 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the Home Owners' Loan Act, as amended ("HOLA") and implementing regulations or qualifying as a domestic building and loan association as defined in the Code. A savings association that does not comply with the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the association shall not be eligible to obtain any advances from its FHLB; and
(iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

      The QTL test set forth in the HOLA requires that Qualified Thrift Investments ("QTIs") represent 65% of portfolio assets on a monthly average basis in nine out of every 12 months. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. The 1996 amendments allow small business loans, credit card loans, student loans and loans for personal, family and household purposes to be included without limitation as qualified investments. At December 31, 1996, 95.1% of the Bank's assets were invested in QTIs which exceeded the percentage required to qualify the Bank under the QTL test.

      Restrictions on Capital Distributions. OTS regulations govern capital distributions by savings associations, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from associations meeting at least their minimum capital requirements, so long as such associations notify the OTS and receive no objection to the distribution from the OTS. Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

      Generally, savings associations that before and after the proposed distribution meet or exceed their fully phased-in capital requirements, or Tier 1 associations, may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the association. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions including possible prohibition without explicit OTS approval. See "- Regulatory Capital Requirements."

      Tier 2 associations, which are associations that before and after the proposed distribution meet or exceed their minimum capital requirements, may make capital distributions during any calendar year up to 75% of net income over the most recent four-quarter period.

      In order to make distributions under these safe harbors, Tier 1 and Tier 2 associations must submit written notice to the OTS 30 days prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association (a Tier 3 association is an association that does not meet current minimum capital requirements or has been notified by the OTS that it will be treated as a Tier 3 association because it is in need of more than normal supervision and, consequently, a Tier 3 association cannot make any capital distribution without obtaining prior OTS approval) as a result of such a determination. The Bank currently is a Tier 1 institution for purposes of the regulation dealing with capital distributions.

      On December 5, 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, institutions would only be permitted to make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized," as defined under "- Prompt Corrective Action" above. Because the Bank is a subsidiary of a holding company, the proposal would require the Bank to provide notice to the OTS of its intent to make a capital distribution. The Bank does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

      OTS regulations also prohibit the Bank from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory (or total) capital of the Bank would be reduced below the amount required to be maintained for the liquidation account established by it for certain depositors in connection with its conversion from mutual to stock form.

      Loans-to-One Borrower. The permissible amount of loans-to-one borrower generally follows the national bank standard for all loans made by savings institutions. The national bank standard generally does not permit loans-to-one borrower to exceed the greater of $500,000 or 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. For information about the largest borrowers from the Bank, see "Business - Lending Activities - Loans-to-One Borrower Limitations."

      Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital up to certain amounts, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved. See "Business - Asset Quality - Other Classified Assets."

      Community Reinvestment. Under the Community Reinvestment Act of 1977, as amended ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. Public disclosure of an institution's CRA rating is required, and the OTS is required to provide a written evaluation of an institution's CRA performance utilizing a four tiered descriptive rating system. The Bank received an "outstanding" rating as a result of its last evaluation in June 1996.

      Nationwide Banking. The Bank may face additional competition from commercial banks headquartered outside of the Commonwealth of Virginia as a result of the enactment of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which becomes fully effective on June 1, 1997, and which will allow banks and bank holding companies headquartered outside of Virginia to enter the Bank's market through acquisition, merger or de novo branching. For further information about the Bank's competition, see "Business - Competition."

      Policy Statement on Nationwide Branching. Currently, OTS regulations permit nationwide branching to the extent allowed by federal statute which generally permits a federally chartered savings association to establish branch offices outside of its home state if the association meets the domestic building and loan test in Section 7701(a)(19) of the Code or the asset composition test of subparagraph (c) of that section, and if, with respect to each state outside of its home state where the association has established branches, the branches, taken alone, also satisfy one of the two tax tests. An association seeking to take advantage of this authority would have to have a branching application approved by the OTS, which would consider the regulatory capital of the association and its record under the CRA, as amended, among other things.

      Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administers a home financing credit function for savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of Atlanta, whichever is greater. At December 31, 1996, the Bank had $13.1 million in FHLB stock, which was in compliance with this requirement.

      Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW checking accounts) and non-personal time deposits. At December 31, 1996, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

Federal Taxation

      General. The Company and the Bank are subject to the corporate tax provisions of the Code, as well as certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Bank.

      Fiscal Year. The Company and the Bank and its subsidiaries file a consolidated federal income tax return on a calendar year basis.

      Method of Accounting. The Bank maintains its books and records for federal income tax purposes using the accrual method of accounting. The accrual method of accounting, for income tax purposes, generally requires that items of income be recognized when all events have occurred that establish the right to receive the income and the amount of income can be determined with reasonable accuracy, and that items of expense be deducted at the later of (i) the time when all events have occurred that establish the liability to pay the expense and the amount of such liability can be determined with reasonable accuracy or (ii) the time when economic performance with respect to the item of expense has occurred.

      Bad Debt Reserves. On August 20, 1996, as part of the Small Business Job Protection Act of 1996 ("SBJPA"), Congress enacted legislation which, among other things, substantially changed the method savings institutions use to compute deductions for bad debt. Since 1952, savings institutions have received special tax treatment with respect to calculating deductions for bad debt reserves. Generally, most businesses compute bad debt deductions by using the specific charge-off method, which allows a taxpayer to deduct the amount of any debt that becomes wholly or partially worthless during the year. Under previous law, a qualified savings institution, such as the Bank, could elect to use one of two reserve methods of accounting, -- the experience method or the percentage of taxable income method. To qualify, 60% of a savings institution's assets had to consist of "qualifying assets" such as cash, government obligations, or loans secured by residential real property. If a savings institution used the reserve method, it was required to establish and maintain a reserve for bad debts and charge actual losses against the reserve. Regardless of whether a savings institution experienced actual losses, it was allowed to deduct annual additions to its bad debt reserve that were computed by using either the percentage of taxable income method or the experience method. A savings institution's reserve, however, was subject to recapture if it converted to a commercial bank, was acquired by a commercial bank, or failed to satisfy the 60% qualified asset test. The SBJPA prohibits the continued use of the percentage of taxable income method for all savings institutions. While savings institutions with less than $500 million in assets may still use the experience method, all others will be required to use the specific charge-off method.

      Additionally, the SBJPA changes the law regarding the recapture of bad debt reserves accumulated before 1988 and requires all savings institutions to recapture their post-1987 reserves. Reserves accumulated after 1987 must be restored to taxable income ratably over a six-year period starting after December 31, 1995, unless the institution meets a residential loan requirement, in which case the recapture may be suspended on a per annum basis for up to two years. A savings institution with more than $500 million in assets, such as the Bank, is generally required to recapture its entire post-1987 additions to its bad debt reserve. The Bank has determined that approximately $1.4 million of post-1987 tax reserves are subject to recapture. Since the Bank previously established a deferred tax liability corresponding to its post-1987 tax reserves, the effects of the recapture are not material to the Bank's financial condition or results of operations. These new recapture provisions make it substantially easier for savings institutions to convert to a commercial bank charter, diversify their assets, or merge into a commercial bank.

      The SBJPA also repeals certain other provisions in present tax law applicable only to savings institutions, including special rules applicable to foreclosures; a reduction in the dividends received deduction; the ability of a savings institution to use net operating losses to offset its income from a residual interest in a REMIC; and the denial of a portion of certain tax credits to a savings institution. The Bank has not determined what effect, if any, these changes may have on its financial condition or results of operations.

      Distributions. While the Bank maintains a bad debt reserve, if it were to distribute cash or property to its sole stockholder having a total fair market value in excess of its accumulated tax-paid earnings and profits, or were to distribute cash or property to its stockholder in redemption of its stock, the Bank would generally be required to recognize as income an amount which, when reduced by the amount of federal income tax that would be attributable to the inclusion of such amount in income, is equal to the lesser of: (i) the amount of the distribution or (ii) the sum of (a) the amount of the accumulated bad debt reserve of the Bank with respect to qualifying real property loans (to the extent that additions to such reserve exceed the additions that would be permitted under the experience method) and (b) the amount of the Bank's supplemental bad debt reserve.

      Minimum Tax. The Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The alternative minimum tax is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax exempt interest on newly-issued (generally, issued on or after August 8, 1986,) private activity bonds other than certain qualified bonds and (b) for taxable years beginning after 1989, 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over
(ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

      Audit by Internal Revenue Service. The Bank's consolidated federal income tax returns for taxable years through December 31, 1990, have been closed for the purpose of correct examination by the Internal Revenue Service.

State Taxation

      The Commonwealth of Virginia imposes a tax at the rate of 6.0% on the "Virginia taxable income" of the Bank and the Company. Virginia taxable income is equal to federal taxable income with certain adjustments. Significant modifications include the subtraction from federal taxable income of interest or dividends on obligations or securities of the United States that are exempt from state income taxes.

Item 2.        Properties

       The following table sets forth certain information relating to the Company's offices at December 31, 1996.

                                                  Net Book Value of
                                                    Property and
                                                     Leasehold
                                      Owned or     Improvements at        Deposits at
        Location                      Leased     December 31, 1996     December 31, 1996
--------------------------------     ---------   ------------------    ------------------
                                                        (Dollars in Thousands)



Main Office:

109 East Main Street                  Owned (1)     $ 6,728                 $142,606
Norfolk, Virginia 23510


Branch Offices:

7420 Granby Street                    Owned             358                   88,102
Norfolk, Virginia 23505

944 Independence Boulevard            Owned             617                   57,124
Virginia Beach, Virginia 23455

3225 High Street                      Owned             467                   48,262
Portsmouth, Virginia 23707

6056 East Indian River Road           Owned             136                   44,536
Virginia Beach, Virginia 23462

Military Circle Shopping Center       Owned             206                   39,182
East Ring Road
Norfolk, Virginia 23502

213 Battlefield Boulevard, South      Owned              44                   38,683
Chesapeake, Virginia 23320

3921 Poplar Hill Road                 Owned             153                   37,153
Chesapeake, Virginia 23321

2336 East Little Creek Road           Owned (2)          29                   34,010
Norfolk, Virginia 23518

2008 Cromwell Drive                   Owned             199                   33,903
Norfolk, Virginia 23509

1316 North Great Neck Road            Owned (3)         116                   30,697
Virginia Beach, Virginia 23454

501 S. Independence Boulevard         Owned             730                   27,284
Virginia Beach, Virginia  23452

6201 Portsmouth Boulevard             Owned             182                   25,276
Portsmouth, Virginia  23701

728 West 21st Street                  Leased (4)          6                   23,107
Norfolk, Virginia 23517

                                                       (Footnotes on following page)




3801 Pacific Avenue                   Owned         $   208                 $ 14,966
Virginia Beach, Virginia 23451

330 West Constance Road               Owned             507                   13,587
Suffolk, Virginia 23434

601 Lynnhaven Parkway                 Owned             418                   13,427
Virginia Beach, Virginia 23452

1400 Kempsville Road                  Leased (5)         28                    7,673
Chesapeake, Virginia  23320

4530 East Virginia Beach Boulevard    Owned (6)       2,368                    7,327
Norfolk, Virginia 23502

2089 General Booth Boulevard          Owned             273                    5,417
Virginia Beach, Virginia
23454-5801


Other Properties:

120 East Main Street                  Owned           1,809                     N/A
                                                    -------                 -------
Norfolk, Virginia  23510

                                                    $15,582                 $732,322
                                                    =======                 ========

-----------------------------
(1) Building is an eight-story office building with Bank operations occupying two stories. Approximately 70% of the space currently is leased and the Bank anticipates entering into additional leases within the next few months.

(2) The branch office building is owned by the Bank and the land is leased. The land lease expires in September 2000.

(3) The branch office building is owned by the Bank and the land is leased. The land lease expires in March 2008; the Bank has options through March 2028.

(4)    Lease  expires  in  December  1999; the Bank has options through December
       2019.

(5)    Lease expires in March 2001; the Bank has options through March 2011.

(6)    Building also serves as the Bank's operations center.

Item 3.        Legal Proceedings.

       The Company and the Bank are involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of the Company.

Item 4.        Submission of Matters to a Vote of Security Holders.

       Not applicable.

PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder
               Matters.

       The information required herein is incorporated by reference from page 64 of the Registrant's 1996 Annual Report to Stockholders ("Annual Report").

Item 6.        Selected Financial Data.

       The information required herein is incorporated by reference from the table on page 5 of the Registrant's 1996 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The information required herein is incorporated by reference from pages 6 through 22 of the Registrant's 1996 Annual Report.

Item 8.        Financial Statements and Supplementary Data.

       The information required herein is incorporated by reference from pages 23 through 62 of the Registrant's 1996 Annual Report.

Item 9.        Changes in and Disagreements on Accounting and Financial
               Disclosure.

       Not applicable.


PART III

Item 10.       Directors and Executive Officers of the Registrant.

       The information required herein is incorporated by reference from pages 4 to 7 of the Registrant's Proxy Statement dated March 17, 1997, ("Proxy Statement").

Item 11.       Executive Compensation.

       The information required herein is incorporated by reference from pages 8 through 16 of the Registrant's Proxy Statement.

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

       The information required herein is incorporated by reference from pages 2 and 3 of the Registrant's Proxy Statement.

Item 13.       Certain Relationships and Related Transactions.

       The information required herein is incorporated by reference to pages 13 and 14 of the Registrant's Proxy Statement.

PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)    Documents filed as part of this Report.

1.     Financial Statements.

       The following financial statements are filed as part of this report and are incorporated herein by reference from the Registrant's 1996 Annual Report.

                                                                                                Annual Report
                                                                                                 Page Number
       Index to Consolidated Financial Statements:

          Report of Independent Auditor.......................................................       23

          Consolidated Balance Sheets as of December 31, 1996 and 1995........................       24

          Consolidated Statements of Operations for the years ended
            December 31, 1996, 1995 and 1994..................................................       25

          Consolidated Statement of Changes in Stockholders' Equity for
            the years ended December 31, 1996, 1995 and 1994..................................       26

          Consolidated Statements of Cash Flows for the years ended
            December 31, 1996, 1995 and 1994..................................................       27 and 28

          Notes to Consolidated Financial Statements..........................................       29 through 62

2.     Supplementary Data and Financial Statement Schedules.

       All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

3.     Exhibits required by Item 601 of Regulation S-K.

     No.                           Description
----------      ---------------------------------------------------------------


       The following such Exhibits are filed as part of this Form 10-K and attached hereto as Exhibits, and this list includes the Exhibit Index:

        13      1996 Annual Report to Stockholders
        23      Consent of Edmondson, LedBetter & Ballard, L.L.P. independent auditor to the Company
        27      Financial Data Schedule

       The following such Exhibits are filed as part of this Form 10-K and are incorporated herein by reference:

        3.1     Articles of Incorporation of Life Bancorp, Inc. *
        3.2     Bylaws of Life Bancorp, Inc. *
       10.1     Life Bancorp, Inc. Employee Stock Ownership Plan and Trust 1/ **
       10.2 Employment Agreement among the Registrant, Life Savings Bank, FSB and Edward E. Cunningham 1/ **
       10.3 Employment Agreement among the Registrant, Life Savings Bank, FSB and Tollie W. Rich, Jr. 1/ **
       10.4     Severance Agreement among the Registrant, Life Savings Bank,
                FSB and Nelson R. Arnold (representative of similar agreements entered into with T. Frank Clements, Ralph T. Dempsey, Jr., Emory J. Dunning, Jr. and Edward M. Locke) 1/ **
       10.5     1982 Deferred Compensation Plan, as amended and restated 1/ **
       10.6     1991 Deferred Compensation Plan, as amended and restated 1/ **
       10.7     Directors' Retirement Plan 1/ *
       10.8 Consulting Agreement by and among Life Savings Bank, FSB and William J. Fanney 1/ **
       10.9     Life Bancorp, Inc. 1995 Stock Option Plan, as amended 1/ ***
       10.10 Life Bancorp, Inc. Recognition and Retention Plan and Trust Agreement, as amended 1/ ***
        21 Subsidiaries of the Registrant - Reference is made to Item 1. "Business" for the required information
-----------------------------

1/     Management contract or compensatory plan or arrangement.
* Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-80772) filed by the Registrant with the Securities and Exchange Commission on June 27, 1994, as amended.
** Incorporated by reference from the Form 10-K of the Registrant for the year ended December 31, 1994, filed with the Commission on March 31, 1995.
*** Incorporated by reference from the Form 8-K of the Registrant, filed with the Commission on July 26, 1996.


(b)    Reports filed on Form 8-K.
          No reports on Form 8-K were filed during the last quarter of the period covered by this Form 10-K.
(c)    Exhibits.
          See (a)3. above for all Exhibits filed herewith and the Exhibit Index.
(d)    Financial Statement Schedules.
          All financial statement schedules required by Regulation S-X are included in the Annual Report to Stockholders.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LIFE BANCORP, INC.



                                       By: /s/ Edward E. Cunningham
                                           -------------------------------------


                                           Edward E. Cunningham
                                           President, Chief Executive Officer
                                           and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Edward E. Cunningham                                          March 27, 1997
------------------------------------------


Edward E. Cunningham
President, Chief Executive Officer and
 Chairman of the Board
 (Principal Executive Officer)


/s/ Emory J. Dunning, Jr.                                         March 27, 1997
------------------------------------------


Emory J. Dunning, Jr.
Senior Vice President, Treasurer and
 Chief Financial Officer
 (Principal Financial Officer)


/s/ Joseph C. Addington, Jr.                                      March 27, 1997
------------------------------------------


Joseph C. Addington, Jr.
Director


/s/ Charles M. Earley, Jr., M.D.                                  March 27, 1997
------------------------------------------


Charles M. Earley, Jr., M.D.
Director

/s/ E. Saunders Early, Jr.                                        March 27, 1997
------------------------------------------


E. Saunders Early, Jr.
Director


/s/ William J. Fanney                                             March 27, 1997
------------------------------------------


William J. Fanney
Director


                                                                  March 27, 1997
/s/ Donald I. Fentress
------------------------------------------


Donald I. Fentress
Director


/s/ William J. Jonak, Jr.                                         March 27, 1997
------------------------------------------


William J. Jonak, Jr.
Director


/s/ Frederick V. Martin                                           March 27, 1997
------------------------------------------


Frederick V. Martin
Director


/s/ Tollie W. Rich, Jr.                                           March 27, 1997
------------------------------------------


Tollie W. Rich, Jr.
Executive Vice President, Chief
 Operating Officer and Director


/s/ Braden Vandeventer                                            March 27, 1997
------------------------------------------


Braden Vandeventer
Director