Form 10-Q
period 1997-03-31
LIFE BANCORP INC
filed 1997-05-14
CIK 926039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                    FORM 10-Q
                      ------------------------------------


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                         Commission File Number 0-24744

                               Life Bancorp, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Virginia                                       54-1711207
--------------------------------                 ------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                 Number)

     109 East Main Street
      Norfolk, Virginia                                       23510
---------------------------------                ------------------------------
Address of principal executive office)                      (Zip Code)


                                 (757) 858-1000
       ------------------------------------------------------------------
               (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Common Stock (par value $.01 per share)                9,846,840
----------------------------------------          --------------------
          (Title of Class)                        (Number of Shares Outstanding
                                                   as of May 8, 1997)


                                              LIFE BANCORP, INC.
                                          FORM 10-Q QUARTERLY REPORT
                                              TABLE OF CONTENTS                                                 Page

PART I - FINANCIAL INFORMATION..................................................................................  1

Item 1. Financial Statements....................................................................................  1
     Unaudited Consolidated Balance Sheets......................................................................  1
     Unaudited Consolidated Statements of Operations............................................................  2
     Unaudited Consolidated Statement of Changes in Stockholders' Equity........................................  3
     Unaudited Consolidated Statements of Cash Flows............................................................  4
     Notes to Unaudited Consolidated Financial Statements.......................................................  5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...................  6
     General....................................................................................................  6
     Financial Condition........................................................................................  6
        Assets..................................................................................................  6
        Liabilities and Stockholders' Equity....................................................................  6
        Asset Quality...........................................................................................  7
           General..............................................................................................  7
           Impaired Loans.......................................................................................  7
           Troubled Debt Restructurings.........................................................................  8
           Non-Performing Assets................................................................................  9
           Potential Problem Loans..............................................................................  9
           Allowance for Loan Losses............................................................................ 10
     Results of Operations...................................................................................... 12
        Comparison of Results of Operations for the Three Months Ended March 31, 1997 and 1996.................. 12
           General.............................................................................................. 12
           Net Interest Income.................................................................................. 12
           Provision for Loan Losses............................................................................ 12
           Yields Earned and Rates Paid......................................................................... 13
           Noninterest Income................................................................................... 13
           Noninterest Expense.................................................................................. 13
           Income Tax Provision................................................................................. 14
     Impact of New Accounting Standards......................................................................... 14
     Liquidity and Capital Resources............................................................................ 14

PART II - OTHER INFORMATION..................................................................................... 15

Item 1. Legal Proceedings....................................................................................... 15

Item 2. Changes in Securities................................................................................... 15

Item 3. Defaults Upon Senior Securities......................................................................... 15

Item 4. Submission of Matters to a Vote of Security Holders..................................................... 15

Item 5. Other Information....................................................................................... 15

Item 6. Exhibits and Reports on Form 8-K........................................................................ 15

SIGNATURES...................................................................................................... 16

                                          PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                                LIFE BANCORP, INC.
                                       Unaudited Consolidated Balance Sheets
                                         (In thousands, except stock data)

                                                                         March 31, 1997    December 31, 1996
                                                                       ------------------ -------------------
                               Assets
Cash and cash equivalents............................................    $   11,129           $   11,283
Investment securities, available-for-sale............................        29,957               30,742
Mortgage-backed securities:
  Held-to-maturity (Market value of $132,120 and
    $141,269, respectively)..........................................       133,034              140,974
  Available-for-sale.................................................       544,211              565,086
Loans receivable, net................................................       638,872              622,405
Accrued interest and dividends receivable............................        10,524               10,824
Real estate owned, net...............................................           666                1,202
Federal Home Loan Bank stock, at cost................................        15,044               13,086
Premises and equipment, net..........................................        17,463               17,468
Excess of cost over net assets acquired..............................         4,652                4,792
Other assets.........................................................         2,309                1,900
                                                                         ----------           ----------
        Total assets.................................................    $1,407,861           $1,419,762
                                                                         ==========           ==========


                Liabilities and Stockholders' Equity

Liabilities:
  Deposits...........................................................    $  738,709           $  732,322
  Notes payable and other borrowings:
    Advances from Federal Home Loan Bank of Atlanta..................       300,553              261,711
    Securities sold under agreements to repurchase...................       199,000              259,000
    Secured note due to Thrift Financing Corporation.................         4,652                5,227
  Advances from borrowers for taxes and insurance....................         2,982                1,795
  Other liabilities..................................................        10,166                8,769
                                                                         ----------           ----------
        Total liabilities............................................     1,256,062            1,268,824
                                                                         ----------           ----------

Stockholders' Equity:
  Preferred stock of $0.01 par value, authorized 5,000,000
    shares, none issued or outstanding...............................            --                   --
  Common stock of $0.01 par value, authorized 30,000,000
    shares, issued and outstanding 9,846,840 shares..................            98                   98
  Additional paid-in capital.........................................        92,324               92,122
  Retained earnings, substantially restricted........................        66,307               63,871
  Unearned common stock held by ESOP and RRP trusts..................        (7,048)              (7,121)
  Unrealized gain on securities (net of taxes).......................           118                1,968
                                                                         ----------           ----------
        Total stockholders' equity...................................       151,799              150,938
                                                                         ----------           ----------

        Total liabilities and stockholders' equity...................    $1,407,861           $1,419,762
                                                                         ==========           ==========

                            See Notes to Unaudited Consolidated Financial Statements

                                                       1


                                          LIFE BANCORP, INC.
                           Unaudited Consolidated Statements of Operations
                                  (In thousands, except stock data)
                                                                            Three Months Ended
                                                                                 March 31,
                                                                           -------------------
                                                                             1997        1996
                                                                           -------     -------

Interest income:
  Interest on loans..................................................      $13,273     $11,229
  Interest on investment securities..................................          672         723
  Interest on mortgage-backed securities.............................       11,512       9,734
                                                                           -------     -------
        Total interest income........................................       25,457      21,686
                                                                           -------     -------

Interest expense:
  Interest on deposits...............................................        9,212       8,232
  Interest on notes payable and other borrowings.....................        7,214       5,217
                                                                           -------     -------
        Total interest expense.......................................       16,426      13,449
                                                                           -------     -------
        Net interest income..........................................        9,031       8,237
Provision for loan losses............................................          270          34
                                                                           -------     -------
        Net interest income after provision for loan losses..........        8,761       8,203
                                                                           -------     -------

Noninterest income:
  Deposit account fees and related income............................          139         141
  Servicing fees.....................................................          133         151
  Net gain on sales of mortgage loans held for sale..................           17           6
  Net gain (loss) on sales of real estate owned......................         (33)           7
  Net gain on sales of assets........................................           34           3
  Net gain on sale of mortgage backed securities.....................          986          --
  Other..............................................................          503         391
                                                                           -------     -------
        Total noninterest income.....................................        1,779         699

Noninterest expense:
  Compensation and employee benefits.................................        2,869       2,724
  Occupancy and office operations....................................          835         737
  FDIC Premium.......................................................           27         377
  Advertising and promotion..........................................          187         139
  Provision for losses on real estate owned..........................           46          --
  Amortization of excess of cost over net assets
    of companies acquired............................................          150         107
  Other..............................................................          475         421
                                                                           -------     -------
        Total noninterest expense....................................        4,589       4,505
                                                                           -------     -------

Income before income taxes...........................................        5,951       4,397
Income tax provision.................................................        2,495       1,810
                                                                           -------     -------
Net income...........................................................      $ 3,456     $ 2,587
                                                                           =======     =======
Net income per common and common equivalent share:
        Primary......................................................        $0.36       $0.25
                                                                           =======     =======
        Fully diluted................................................        $0.36       $0.25
                                                                           =======     =======
Dividends paid per common share......................................        $0.11       $0.11
                                                                           =======     =======


                       See Notes to Unaudited Consolidated Financial Statements


                                                LIFE BANCORP, INC.
                        Unaudited Consolidated Statement of Changes in Stockholders' Equity
                                                  (In thousands)


                                                                                Unearned
                                                                                Common     Unrealized
                                                                                 Stock     Gain (loss)
                                                                                 Held     on Securities
                                                        Additional              by ESOP     Available
                                              Common     Paid-in    Retained    and RRP      for Sale      Total
                                              Stock      Capital    Earnings     Trusts    (Net of Tax)   Equity
                                           ----------  ----------- ---------- ---------- -------------- ----------


Balance at December 31, 1996............      $ 98       $92,122    $63,871    $(7,121)      $ 1,968     $150,938

Net income..............................        --           --       3,456        --            --         3,456

Cash dividends paid.....................        --           --      (1,020)       --            --        (1,020)

Common Stock released by
  ESOP trust............................        --           319        --         329           --           648

Common Stock purchased for
  RRP trust.............................        --          (117)       --        (256)          --          (373)

Unrealized gain (loss) on
  securities, net of tax................        --           --         --         --         (1,850)      (1,850)
                                               ----      -------    -------    --------      -------     --------

Balance at March 31, 1997...............      $ 98       $92,324    $66,307    $(7,048)      $   118     $151,799
                                              =====      =======    =======    =======       =======     ========


                                 See Notes to Unaudited Consolidated Financial Statements



                                                     LIFE BANCORP, INC.
                                       Unaudited Consolidated Statements of Cash Flows
                                                      (In thousands)
                                                   For the Three Months
                                                                                                           Ended March 31,
                                                                                                      -------------------------
                                                                                                         1997          1996

                                                                                                      ----------     ----------

Cash flows from operating activities:
        Net Income................................................................................    $  3,456       $  2,587
        Adjustments to reconcile net income to net cash provided by
          (used in) operating activities:
               Provision for losses on loans and real estate owned................................         316             34
               Depreciation and amortization......................................................         185            142
               Net amortization of premiums and discounts on investments..........................          (5)           (14)
               Amortization of excess of cost over net assets of companies acquired...............         150            107
               Net (loss) on sales of real estate owned...........................................          33             (7)
               Net gain on sales of mortgage loans................................................         (16)            (6)
               Net gain on sales of premises and equipment........................................         (34)            (3)
               Net gain on sale of investments....................................................      (1,081)           --
        Loans originated for resale...............................................................      (1,452)          (335)
        Proceeds from loans sold to others........................................................       1,469            340
        Non-Cash ESOP Expenses....................................................................         682            272
        Changes in assets and liabilities:
          (Increase) decrease in assets:
               Accrued interest receivable........................................................         225           (502)
               Deferred loan fees.................................................................         156           (898)
               Deferred income taxes..............................................................          --          1,405
               Other assets.......................................................................         (14)          (579)
          Increase (decrease) in liabilities:
               Accrued expenses and other liabilities.............................................       1,397          2,394
                                                                                                      --------       --------
                       Net cash provided by (used in) operating activities........................       5,467          4,937
                                                                                                      --------       --------
Cash flows from investing activities:
        Proceeds from sales and maturities of investments and mortgage-backed securities..........      64,998          5,000
        Purchase of investment securities.........................................................          --        (19,425)
        Principal collected on loans..............................................................      27,877         17,143
        Loans originated for investment...........................................................     (42,736)       (24,698)
        Proceeds from sale of premises and equipment..............................................         179              3
        Purchases of premises and equipment.......................................................        (192)            34
        Purchase of Seaboard Bancorp..............................................................          --         (8,235)
        Purchases of mortgage-backed securities...................................................     (76,866)       (35,282)
        Principal collected on mortgage-backed securities.........................................      38,057         30,008
        Proceeds from sale of real estate owned...................................................         552             69
        Redemption of FHLB stock..................................................................          --            351
        Principal collected on ESOP loan..........................................................         314            314
        Purchase of FHLB stock....................................................................      (1,958)           --
                                                                                                      -------        --------
                       Net cash provided by (used in) investing activities........................      10,225        (34,718)
                                                                                                      --------       --------
Cash flows from financing activities:
        Net increase in checking deposits, savings deposits, and
           certificates of deposit................................................................       6,387          7,013
        Advances from borrowers for taxes and insurance...........................................       1,187          1,307
        Dividends Paid on Common Stock............................................................      (1,083)        (1,201)
        Repurchase of Common Stock................................................................          --         (7,244)
        Stock purchase for RRP Program............................................................        (604)          (939)
        Proceeds from notes payable and other borrowings..........................................     353,869        176,348
        Repayment of notes payable and other borrowings...........................................    (375,602)      (142,644)
                                                                                                      --------       --------
                       Net cash provided by (used in) financing activities........................     (15,846)        32,640
                                                                                                      --------       --------
Net increase (decrease) in cash and cash equivalents..............................................        (154)         2,859
Cash and cash equivalents at beginning of period..................................................      11,283          8,845
                                                                                                      --------       --------
Cash and cash equivalents at end of period........................................................    $ 11,129       $ 11,704
                                                                                                      ========       ========

                              See Notes to Unaudited Consolidated Financial Statements

                                 LIFE BANCORP, INC.
                Notes to Unaudited Consolidated Financial Statements

1.      Summary of Significant Accounting Policies

        Basis of Financial Statement Presentation

        The accompanying unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and, therefore, do not include all of the disclosures or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the entire year or for any interim period.

        Principles of Consolidation

        The consolidated financial statements include the accounts of Life Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Life Savings Bank, FSB (the "Bank"). All significant intercompany transactions have been eliminated in consolidation. Additionally, certain reclassifications may have been made in order to conform with the current presentation. The accompanying consolidated financial statements have been prepared on the accrual basis.

2.      Net Income Per Share:

        For the purpose of calculating net income per common and common equivalent share for each of the quarterly periods presented, the Company used the respective numbers of weighted-average outstanding shares shown below (in thousands):

                                                  For the Three Months Ended
                                               ---------------------------------
                                               March 31, 1997    March 31, 1996
                                               ---------------   ---------------


        For primary net income per share.......     9,485            10,281
        For fully diluted net income per share.     9,485            10,281


        The dilutive securities included in the calculations above consist entirely of common equivalent shares in the form of common shares contingently issuable under the Company's Stock Option Plan and Recognition and Retention Plan.

3.      Subsequent Events

        On April 21, 1997, the Board of Directors increased the quarterly dividend by 9.1%, to $0.12 per share. The dividend will be payable on May 31, 1997, to Life Bancorp's stockholders of record at the close of business on May 16, 1997.

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

                               Financial Condition
Assets

        Total assets of the Company remained relatively unchanged during the quarter, totaling $1.4 billion at December 31, 1996 and March 31, 1997.

        Loans receivable increased by $16.5 million, or 2.6%, from $622.4 million at December 31, 1996, to $638.9 million at March 31, 1997. The Bank had no mortgage loans held-for-sale at either December 31, 1996 or March 31, 1997.

        Investment securities, available-for-sale remained relatively unchanged totaling $30.7 million at December 31, 1996, and $30.0 million at March 31, 1997.

        During the first quarter, the general interest rate environment and the valuation of certain mortgage-backed securities allowed the Bank an opportunity to restructure a portion of its mortgage-backed securities portfolio to improve interest-rate sensitivity in anticipation of rising interest rates, while also realizing a significant profit. To take advantage of this opportunity, the Bank sold approximately $65.0 million of relatively lower yielding fixed-rate mortgage-backed securities and adjustable-rate mortgage-backed securities with an annual interest-rate adjustment cap of 1% and will replace these securities with adjustable-rate mortgage-backed securities having higher annual adjustment caps. As a result of this restructuring, total mortgage-backed securities, both held-to-maturity and available-for-sale, decreased $28.8 million, or 4.1%, from $706.1 million at December 31, 1996, to $677.2 million at March 31, 1997.

Liabilities and Stockholders' Equity

        Deposits increased from $732.3 million at December 31, 1996, to $738.7 million at March 31, 1997. Total liabilities, however, decreased during the quarter, as the not yet reinvested proceeds from the aforementioned sale of mortgage-backed securities were used to reduce borrowings. The total of advances from the FHLB of Atlanta and repurchase agreements decreased $21.1 million, from $520.7 million at December 31, 1996 to $499.6 million at March 31, 1997.

        Stockholders' equity increased from $150.9 million at December 31, 1996, to $151.8 million at March 31, 1997. This increase was primarily due to the results of the Company's net income of $3.5 million for the three months, which was partially offset by (i) a $1.9 million decrease in unrealized gains, net of taxes, as a result of the Statement of Financial Accounting Standards ("SFAS") No. 115 required market valuation of the Company's securities portfolio; and
(ii) quarterly cash dividends totaling $1.0 million, or $0.11 per share, paid on February 28, 1997, to stockholders of record on February 14, 1997.

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

        Impaired Loans. The Company has adopted SFAS No. 114, as amended by SFAS
118. SFAS No. 114, as amended, provides that a loan is impaired when, based on current information and events, it is probable that the creditor will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Residential mortgages, consumer installment obligations and credit cards may be excluded. SFAS No. 114, as amended, requires that impaired loans be measured based on the present value of the expected future cash flows, discounted at the loan's effective interest rate. The effective interest rate of a loan is defined as the contractual interest rate adjusted for any net deferred loan fees or costs, premiums or discounts existing at the inception or acquisition of the loan. If the loan is collateral dependent, as a practical expedient, impairment can be based on a loan's observable market price or the fair value of the collateral. The value of the loan is adjusted through a valuation allowance created through a charge to the provision for loan losses. Loans that were treated as in-substance foreclosures under previous accounting pronouncements are considered to be impaired loans and under SFAS No. 114 will remain in the loan portfolio.

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

                                                                 Three Months
                                                                    Ended          Year Ended
                                                                  March 31,       December 31,
                                                                    1997              1996
                                                                --------------   -------------
                                                                    (Dollars in Thousands)


Impaired loans for which there is a related
allowance for credit losses...............................        $ 8,996           $ 9,022

Impaired loans for which there is no related
allowance for credit losses...............................           --                --
                                                                  -------           -------

Total impaired loans......................................        $ 8,996           $ 9,022
                                                                  =======           =======

Allowance for credit losses on impaired loans.............        $ 3,907           $ 3,500
                                                                  =======           =======

Average impaired loans during the period..................        $ 8,806           $ 9,659
                                                                  =======           =======

Interest income recognized on impaired loans
during the time within the period that the loans
were impaired.............................................        $    87           $   506
                                                                  =======           =======

Interest  income  recognized  on  impaired  loans
using a  cash-basis  method of accounting during
the time within the period that the loans were impaired...        $    87           $   506
                                                                  =======           =======



        Troubled Debt Restructurings. Under Generally Accepted Accounting Principles, the Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider under current market conditions. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Bank had $2.4 million of troubled debt restructurings, net of specific reserves, at March 31, 1997. Included in the Bank's troubled debt restructurings at March 31, 1997, is an office warehouse complex with a carrying value of $1.1 million net of specific reserves. At March 31, 1997, this loan was classified substandard and was current. The remaining $1.3 million of troubled debt restructuring at March 31, 1997, consisted of loans secured by multi-family and commercial properties located in Virginia Beach and Norfolk.


        Non-Performing Assets. The following table sets forth information relating to the Bank's non-performing assets and troubled debt restructurings at the dates indicated.

                                                        March 31, 1997     December 31, 1996
                                                     -------------------  -------------------
                                                               (Dollars in Thousands)


Non-performing assets:
  Non-accruing loans:
    Mortgage loans:
      Single-family:
        Conventional..............................           $1,840             $1,498
        FHA/VA....................................              829                698
      Multi-family................................               --                 --
      Commercial..................................              574                 46
    Consumer loans................................              572                308
                                                             ------             ------
  Total non-accruing loans........................            3,815              2,550
  Real estate owned, net (1).........................           666              1,202
                                                             ------             ------

Total non-performing assets.......................            4,481              3,752

Troubled debt restructurings, net (2)................         2,429              2,464
                                                             ------             ------

Total non-performing assets and troubled
debt restructurings...............................           $6,910             $6,216
                                                             ======             ======

Non-accruing loans to total loans held for
investment........................................            0.60%              0.41%
                                                             =====              =====

Total non-performing assets to total
assets............................................            0.32%              0.26%
                                                             =====              =====

Total non-performing assets and troubled
debt restructurings to total assets...............            0.49%              0.44%
                                                             =====              =====
------------------------------------

(1) Amounts are net of the allowance for real estate owned which amounted to $28,000 at March 31, 1997 and $30,000 at December 31, 1996.

(2)       Amounts are net of specific valuation allowance which totaled
         $4.1 million at March 31, 1997 and $3.5 million at December 31, 1996.


        The Bank's real estate owned at March 31, 1997, consisted of 14 properties. During the first three months of 1997, the Bank sold four single family residences and two multi-family residences previously acquired in foreclosure for a combined sale price of $318,000. After satisfying deductions for valuation allowances, repairs, holding costs and settlement expenses, the Bank realized a loss on the sale of these properties of approximately $33,000.

        Potential Problem Loans. In addition to the loans included in the preceding impaired loans and non-performing assets and troubled debt restructurings tables, at March 31, 1997, the Bank's portfolio contained loans totaling $10.2 million which were designated as substandard or special mention, even though they were not impaired or categorized as a non-performing asset or troubled debt restructuring.

        At March 31, 1997, there were eight performing loans to five borrowers, totaling $5.6 million, which the Bank had designated as substandard. One such loan, a performing construction loan, is secured by a retirement home under construction in Virginia Beach. In August, 1996, the partially constructed building was substantially destroyed by fire and the Bank classified the loan as substandard. At the time of the fire, in-process disbursements totaled $3.3 million. The appropriate insurance claims have been filed. At March 31, 1997, the loan was current as the borrower continues to fund interest payments and plans to rebuild. Of the remaining seven loans, two loans, totaling $1.5 million, are secured by commercial properties located in Norfolk, Virginia; three loans, totaling $600,000, are secured by commercial properties in Virginia Beach, Virginia; and two loans, totaling $200,000, are secured by various multi-family properties and developed lots in Norfolk, Virginia. At this time, the Bank does not anticipate losses on any of these loans.

        Additionally, at March 31, 1997, there were three performing loans to two borrowers, totaling $4.6 million, which the Bank had designated as special mention. One of these loans, totaling $1.3 million, is secured by a multi-family dwelling unit in Norfolk, Virginia and two loans totaling $3.3 million, are secured by multi-family units and duplexes in Virginia Beach, Virginia.

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

                                                            Three Months Ended
                                                                 March 31,
                                                       ---------------------------
                                                          1997             1996
                                                       ------------   ------------
                                                          (Dollars in Thousands)



Allowance at beginning of period...................      $9,656          $4,438
Allowance from acquisition.........................          --           5,192
Provision charged to operations....................         270              34
Loans charged-off:
  Mortgage loans:
    Single-family..................................          --             (90)
    Multi-family...................................          --              --
    Construction...................................          --              --
    Commercial.....................................          --              --
    Residential lots...............................          --              --
  Consumer loans...................................        (117)            (50)
                                                         ------          ------
      Total........................................        (117)           (140)
Other charge-off...................................         --              --
Loan recoveries:
  Mortgage loans:
    Single-family..................................          11               1
    Multi-family...................................          --              --
    Construction...................................          --              --
    Commercial.....................................          16               5
  Consumer loans...................................          19              15
                                                         ------          ------
      Total........................................          46              21
Other recoveries...................................         137              --
                                                         ------          ------
Allowance at end of period.........................      $9,992          $9,545
                                                         ======          ======

Allowance for loan losses to total non-
   accruing loans at end of period.................      261.91%         444.57%
                                                         ======          ======

Allowance for loan losses to total
   impaired loans at end of period.................      111.44%          82.23%
                                                         ======          ======

Allowance for loan losses to total loans
   held for investment at end of period............        1.56%           1.77%
                                                         ======          ======

        Based on facts and circumstances currently available, the Bank presently believes that the allowance for loan losses was adequate at March 31, 1997. However, there can be no assurances that additions to such allowance will not be necessary in future periods, in which case the Company's results of operations would be adversely affected.

                              Results of Operations

         Comparison of Results of Operations for the Three Months Ended
                            March 31, 1997 and 1996

        General. The Company reported net income of approximately $3.5 million and $2.6 million for the three months ended March 31, 1997 and 1996, respectively. The $869,000 increase in net income for the three months ended March 31, 1997, compared to the corresponding period in 1996, was due primarily to a $794,000, or 9.6%, increase in net interest income, and a $1.1 million, or 154.5% increase in noninterest income; which were partially offset by a $236,000 increase in the provision for loan losses, an $84,000, or 1.9%, increase in noninterest expenses and a $685,000, or 37.8%, increase in provision for income taxes.

        Net Interest Income. Net interest income increased by $794,000, or 9.6%, in the three months ended March 31, 1997, to $9.0 million, compared to $8.2 million during the same period in 1996. The reason for such increase was a $3.8 million improvement in interest income, mainly due to an increase in average interest-earning assets of $237.4 million, or 21.2%, to $1.4 billion for the three months ended March 31, 1997. The additional interest-earning assets primarily resulted from increases in mortgage-backed securities and internal growth in the Bank's loan portfolio. Interest on loans increased $2.0 million, or 18.2%, as a result of a $123.4 million, or 24.1%, increase in the average balance of the loan portfolio partially offset by a 42 basis point (100 basis points being equal to 1%) decrease in the average yield earned thereon. Interest income on mortgage-backed securities increased $1.8 million as a result of a $116.0 million, or 20.5%, increase in the average balance of the mortgage-backed securities portfolio partially offset by a 12 basis point decrease in the average yield earned thereon. The improvement in interest income was partially offset by a $3.0 million increase in interest expense mainly as a result of an increase of $259.3 million in average interest-bearing liabilities. Interest on deposits increased $980,000, or 11.9%, as a result of an increase in the average balance of deposits of $91.3 million, or 14.2%, partially offset by a decrease in the cost of deposits from 5.13% to 5.02%. Interest expense on borrowings increased by $2.0 million, or 38.3%, as a result of an increase in the average balance of $168.0 million, or 48.8%, partially offset by a decrease in the average rate paid on borrowings from 6.06% to 5.63%. The Bank's average interest rate spread and net interest margin amounted to 2.22% and 2.66%, respectively, during the three months ended March 30, 1997, compared to 2.28% and 2.84% for the comparable period in 1996.

        Provision for Loan Losses. The provision for loan losses amounted to $270,000 for the three months ended March 31, 1997, compared to $34,000 during the three months ended March 31, 1996. For additional discussion of the Bank's loan loss policy, see "Financial Condition - Asset Quality Allowance for Loan Losses."

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

                                                           Three Months Ended March 31,
                                          --------------------------------------------------------------
                                                       1997                            1996
                                          ------------------------------  ------------------------------
                             Yield/Cost                          Average                        Average
                            at March 31,    Average              Yield/    Average              Yield/
                                1997        Balance  Interest    Cost(1)   Balance  Interest    Cost(1)
                             -----------  ---------- --------   -------- ---------- --------   --------
                                                           (Dollars in Thousands)
Interest-earning assets:
Loans receivable:
  Mortgage loans...........      8.08%    $  556,522  $11,430     8.22%  $  449,969  $ 9,735     8.65%
  Consumer loans...........     10.44%        79,039    1,843     9.33%      62,197    1,494     9.61%
                                          ----------  -------            ----------  -------
Total loans................      8.35%       635,561   13,273     8.35%     512,166   11,229     8.77%
Mortgage-backed securities.      7.13%       682,495   11,512     6.75%     566,449    9,734     6.87%
Investment securities......      6.81%        30,605      540     7.06%      36,183      624     6.90%
Other earning assets.......      5.40%        10,765      132     4.90%       7,268       99     5.45%
                                          ----------  -------            ----------- -------
Total interest-earning assets    7.71%     1,359,426   25,457     7.49%   1,122,066   21,686     7.73%
                                                      -------                        -------
Noninterest-earning assets.                   49,567                         43,145
                                          ----------                     ----------
    Total assets...........               $1,408,993                     $1,165,211
                                          ==========                     ==========
Interest-bearing liabilities:
Deposits:
  Demand deposits..........      2.05%    $   43,194      222     2.06%  $   32,345      224     2.77%
  Passbook savings.........      3.30%        61,025      506     3.32%      58,131      473     3.25%
  Certificates.............      5.45%       629,480    8,484     5.39%     551,928    7,535     5.46%
                                          ----------  -------            ----------  -------
Total deposits.............      5.11%       733,699    9,212     5.02%     642,404    8,232     5.13%
Borrowings.................      5.66%       512,635    7,214     5.63%     344,586    5,217     6.06%
                                          ----------  -------            ----------  -------
  Total interest-bearing
    liabilities............      5.33%     1,246,334   16,426     5.27%     986,990   13,449     5.45%
                                                      -------                        -------
Noninterest-bearing liabilities               10,241                         17,719
                                          ----------                     ----------
    Total liabilities......                1,256,575                      1,004,709
Stockholders' equity.......                  152,418                        160,502
                                          ----------                     ----------
  Total liabilities and
    stockholders' equity...               $1,408,993                     $1,165,211
                                          ==========                     ==========
Net interest-earning assets               $  113,092                     $  135,076
                                          ==========                     ==========
Net interest income and
  interest-rate spread.....      2.38%                $ 9,031     2.22%              $ 8,237     2.28%
                                                      =======                        =======
Net interest margin........                                       2.66%                          2.84%
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                                    1.09x                          1.13x

------------------------------------
(1)   Annualized

        Noninterest Income. Noninterest income for the quarter ended March 31, 1997, was $1.8 million compared to $699,000 in the comparable three months of 1996. This increase resulted mostly from a $986,000 profit on the previously discussed sale of mortgage-backed securities.

     Noninterest Expense. Noninterest expenses were relatively unchanged during the quarter, increasing by only $84,000. Deposit insurance premiums decreased $350,000, which was offset by the added expense recognition in the Company's Employee Stock Ownership Plan ("ESOP") due to the increased market price of the Company's stock, the costs associated with the installation and operation of the Bank's new computer system, and an increase in the amortization of goodwill resulting from the acquisition of Seaboard Savings Bank in 1996.

        Income Tax Provision. The provision for income taxes increased by $685,000 due to both an increase in the provision rate and the level of pre-tax income. The income tax provision rate increased from 41.2% of income before taxes, for the first quarter of 1996, to 41.9%, for the first quarter of 1997, due to additional taxable income in higher income tax brackets for 1997.


                       Impact of New Accounting Standards

        In February 1997, the Financial Accounting Standards Board issued SFAS 128 which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share ("EPS") and restate all prior periods. The new requirements replace the current primary EPS and fully diluted EPS with two new calculations, basic EPS and diluted EPS. Basic EPS, unlike primary EPS, excludes all dilution caused by any potential common stock (e.g., options on stock). Diluted EPS is calculated similarly to fully diluted EPS, except diluted EPS uses the average price of the Company's stock during the accounting period, while fully diluted EPS uses the price of the Company's stock at the end of the accounting period. If SFAS 128 were in effect during the first quarter of 1997, the Company would have reported basic EPS of $0.37 and diluted EPS of $0.36.

                         Liquidity and Capital Resources

        The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits; borrowings; amortization, prepayments and maturities of outstanding loans and mortgage-backed securities; sales of loans; maturities of investment securities and other short-term investments; and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide operational liquidity. The Bank has been able to generate sufficient cash through its deposits as well as borrowings (primarily consisting of FHLB advances and repurchase agreements). At March 31, 1997, the Bank had $300.6 million of outstanding FHLB advances and $203.7 million in repurchase agreements and other borrowings.

        Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing operations, to fund maturing savings certificates and savings withdrawals and to fund loan commitments and its portfolio of mortgage-backed and investment securities. At March 31, 1997, the total approved loan commitments outstanding amounted to $40.0 million. At the same date, commitments under unused lines of credit amounted to $9.0 million. Certificates of deposits scheduled to mature in one year or less at March 31, 1997, totaled $364.0 million; however, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that even with interest rates at lower levels than have been experienced in recent years, it will continue to have sufficient funds to meet its operational needs. At March 31,

1997, the Bank had a liquidity ratio of 10.02%, which exceeded the required minimum liquid asset ratio of 5.0%.

        At March 31, 1997, the Bank's regulatory capital was well in excess of applicable minimums required by federal regulations. The Bank, as a member of the thrift industry, is required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 3.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At March 31, 1997, the Bank's tangible capital was $125.0 million, or 8.91%, of adjusted total assets, core capital was $125.0 million, or 8.91%, of adjusted total assets and risk-based capital was $130.7 million, or 22.5%, of adjusted risk-weighted assets, exceeding the requirements by $104.0 million, $82.9 million and $84.2 million, respectively.


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

Item 3. Defaults Upon Senior Securities
             Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
             Not applicable.

Item 5. Other Information
             Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        a)     Exhibits required by Item 601 of Regulation S-K.
                       None

        b)     Reports on Form 8-K filed during the quarter.
                       None

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           LIFE BANCORP, INC.



Date:  May 14, 1997    By:  /s/ Tollie W. Rich, Jr.
                            ---------------------------------------------------
                                  Tollie W. Rich, Jr., Executive Vice President,
                                         Chief Operating Officer


Date:  May 14, 1997    By:  /s/ Emory J. Dunning, Jr.
                                -----------------------------------------------
                                  Emory J. Dunning, Jr., Senior Vice President,
                                         Treasurer and Chief Financial Officer