Form 10-Q
period 1997-06-30
LIFE BANCORP INC
filed 1997-08-12
CIK 926039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1997

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from       to

                         Commission File Number 0-24744

                               Life Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

           Virginia                             54-1711207
(State or other jurisdiction of         (I.R.S. Employer Identification
incorporation or organization)                    Number)

        109 East Main Street
         Norfolk, Virginia                               23510
(Address of principal executive office)                (Zip Code)

                                (757) 858-1000

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



        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock (par value $.01 per share)                 9,846,881
          (Title of Class)                    (Number of Shares Outstanding
                                                   as of August 8, 1997)

                               LIFE BANCORP, INC.
                          FORM 10-Q  QUARTERLY REPORT

                               TABLE OF CONTENTS

                                                                                                                  Page

PART I - FINANCIAL INFORMATION.......................................................................................1


Item 1.    Financial Statements......................................................................................1
     Unaudited Consolidated Balance Sheets...........................................................................1
     Unaudited Consolidated Statements of Operations - Three Months..................................................2
     Unaudited Consolidated Statements of Operations - Year to Date..................................................3
     Unaudited Consolidated Statement of Changes in Stockholders' Equity.............................................4
     Unaudited Consolidated Statements of Cash Flows.................................................................5
     Notes to Unaudited Consolidated Financial Statements............................................................6


Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.....................7
     General.........................................................................................................7
     Financial Condition.............................................................................................7
        Assets.......................................................................................................7
        Liabilities and Stockholders' Equity.........................................................................7
        Asset Quality................................................................................................8
     Results of Operations..........................................................................................13
        Comparison of Results of Operations for the Three Months Ended June 30, 1997 and 1996.......................13
        Comparison of Results of Operations for the Six Months Ended June 30, 1997 and 1996.........................15
     Impact of New Accounting Standards.............................................................................17
     Liquidity and Capital Resources................................................................................17


PART II - OTHER INFORMATION.........................................................................................18


Item 1.    Legal Proceedings........................................................................................18


Item 2.    Changes in Securities....................................................................................18


Item 3.    Defaults Upon Senior Securities..........................................................................18


Item 4.    Submission of Matters to a Vote of Security Holders......................................................18


Item 5.    Other Information........................................................................................18


Item 6.    Exhibits and Reports on Form 8-K.........................................................................18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               LIFE BANCORP, INC.
                     Unaudited Consolidated Balance Sheets
                       (In thousands, except stock data)



                                                                                     June 30, 1997          December 31, 1996

                              Assets
Cash and cash equivalents..............................................                 $    8,714                 $   11,283
Investment securities, available-for-sale..............................                     30,331                     30,742
Mortgage-backed securities:
  Held-to-maturity (Market value of $127,593 and
    $141,269, respectively)............................................                    127,254                    140,974
  Available-for-sale...................................................                    621,292                    565,086
Loans receivable, net..................................................                    648,922                    622,405
Accrued interest and dividends receivable..............................                     11,820                     10,824
Real estate owned, net.................................................                        773                      1,202
Federal Home Loan Bank stock, at cost..................................                     15,044                     13,086
Premises and equipment, net............................................                     17,326                     17,468
Excess of cost over net assets acquired................................                      4,502                      4,792
Other assets...........................................................                      2,279                      1,900
                                                                                        ----------                 ----------
        Total assets...................................................                 $1,488,257                 $1,419,762
                                                                                        ==========                 ==========


               Liabilities and Stockholders' Equity

Liabilities:
  Deposits.............................................................                 $  738,427                 $  732,322
  Notes payable and other borrowings:
    Advances from Federal Home Loan Bank of Atlanta....................                    299,528                    261,711
    Securities sold under agreements to repurchase.....................                    275,500                    259,000
    Secured note due to Thrift Financing Corporation...................                      4,657                      5,227
  Advances from borrowers for taxes and insurance......................                      1,337                      1,795
  Other liabilities....................................................                     11,825                      8,769
                                                                                       -----------                 ----------
        Total liabilities..............................................                  1,331,274                  1,268,824
                                                                                       -----------                 -----------

Stockholders' Equity:
  Preferred stock of $0.01 par value, authorized 5,000,000
    shares, none issued or outstanding.................................                         --                         --
  Common stock of $0.01 par value, authorized 30,000,000 shares,
    issued and outstanding 9,846,881 and 9,846,840 shares, respectively                         98                         98
  Additional paid-in capital...........................................                     92,681                     92,122
  Retained earnings, substantially restricted..........................                     68,395                     63,871
  Unearned common stock held by ESOP and RRP trusts....................                     (7,042)                    (7,121)
  Unrealized gain on securities (net of taxes).........................                      2,851                      1,968
                                                                                       -----------                 ----------
        Total stockholders' equity.....................................                    156,983                    150,938
                                                                                       -----------                 ----------

        Total liabilities and stockholders' equity.....................                 $1,488,257                 $1,419,762
                                                                                       ===========                 ==========

            See Notes to Unaudited Consolidated Financial Statements

                               LIFE BANCORP, INC.
              Unaudited Consolidated Statements of Operations - Three Months
                     (In thousands, except per share data)


                                                                                For the Three Months
                                                                                    Ended June 30,
                                                                             ---------------------------

                                                                               1997               1996
                                                                             -------            --------
Interest income:
  Interest on loans...............................................            $13,808           $11,984
  Interest on investment securities...............................                639               745
  Interest on mortgage-backed securities..........................             12,064            10,056
                                                                             --------          --------
        Total interest income.....................................             26,511            22,785
                                                                             --------          --------

Interest expense:
  Interest on deposits............................................              9,462             8,849
  Interest on notes payable and other borrowings..................              7,682             5,421
                                                                             --------           -------
        Total interest expense....................................             17,144            14,270
                                                                             --------           -------
        Net interest income.......................................              9,367             8,515
Provision for loan losses.........................................               (235)              (38)
                                                                             --------           -------
        Net interest income after provision for loan losses.......              9,602             8,553
                                                                             --------           -------

Noninterest income:
  Deposit account fees and related income.........................                122               161
  Servicing fees..................................................                131               145
  Net gain on sales of mortgage loans held for sale...............                 26                --
  Net gain (loss) on sales of real estate owned...................                (10)               70
  Net gain (loss) on sales of assets..............................                 (1)                9
  Net gain on sale of mortgage backed securities..................                 --                --
  Other...........................................................                504               458

        Total noninterest income..................................                772               843
                                                                             --------           -------

Noninterest expense:
  Compensation and employee benefits..............................              2,960             2,757
  Occupancy and office operations.................................                883               778
  FDIC Premium....................................................                119               396
  Advertising and promotion.......................................                155               226
  Provision for losses on real estate owned.......................                 83                --
  Amortization of excess of cost over net assets
    of companies acquired.........................................                162               151
  Other...........................................................                416               642
                                                                             --------           -------
        Total noninterest expense.................................              4,778             4,950
                                                                             --------           -------

Income before income taxes........................................              5,596             4,446
Income tax provision..............................................              2,395             1,755
                                                                             --------           -------
Net income........................................................            $ 3,201           $ 2,691
                                                                              =======           =======
Net income per common and common equivalent share:
        Primary...................................................              $0.34             $0.28
                                                                              =======           =======
        Fully diluted.............................................              $0.33             $0.28
                                                                              =======           =======
Dividends paid per common share...................................              $0.12             $0.11
                                                                              =======           =======


            See Notes to Unaudited Consolidated Financial Statements

                               LIFE BANCORP, INC.

         Unaudited Consolidated Statements of Operations - Year to Date
                     (In thousands, except per share data)

                                                                                   For the Six Months
                                                                                     Ended June 30,
                                                                                ------------------------

                                                                                 1997               1996
                                                                              -------            -------
Interest income:
  Interest on loans...............................................            $27,081            $23,213
  Interest on investment securities...............................              1,311              1,468
  Interest on mortgage-backed securities..........................             23,576             19,790
                                                                             --------           --------
        Total interest income.....................................             51,968             44,471
                                                                             --------           --------

Interest expense:
  Interest on deposits............................................             18,674             17,081
  Interest on notes payable and other borrowings..................             14,896             10,638
                                                                             --------           --------
        Total interest expense....................................             33,570             27,719
                                                                             --------           --------
        Net interest income.......................................             18,398             16,752
Provision for loan losses.........................................                 35                 (4)
                                                                             --------           --------
        Net interest income after provision for loan losses.......             18,363             16,756
                                                                             --------           --------

Noninterest income:
  Deposit account fees and related income.........................                261                302
  Servicing fees..................................................                264                296
  Net gain on sales of mortgage loans held for sale...............                 43                  6
  Net gain (loss) on sales of real estate owned...................                (43)                77
  Net gain on sales of assets.....................................                 33                 12
  Net gain on sale of mortgage backed securities..................                986                 --
  Other...........................................................              1,007                849
                                                                             --------           --------
        Total noninterest income..................................              2,551              1,542
                                                                             --------           --------

Noninterest expense:
  Compensation and employee benefits..............................              5,829              5,481
  Occupancy and office operations.................................              1,718              1,515
  FDIC Premium....................................................                146                773
  Advertising and promotion.......................................                342                365
  Provision for losses on real estate owned.......................                 83                 --
  Amortization of excess of cost over net assets
    of companies acquired.........................................                312                258
  Other...........................................................                937              1,063
                                                                             --------           --------
        Total noninterest expense.................................              9,367              9,455
                                                                             --------           --------

Income before income taxes........................................             11,547              8,843
Income tax provision..............................................              4,890              3,565
                                                                             --------           --------
Net income........................................................            $ 6,657            $ 5,278
                                                                             ========          =========
Net income per common and common equivalent share:
        Primary...................................................              $0.70              $0.53
                                                                             ========          =========
        Fully diluted.............................................              $0.69              $0.53
                                                                             ========          =========
Dividends paid per common share...................................              $0.23              $0.22
                                                                             ========          =========

            See Notes to Unaudited Consolidated Financial Statements
                                       3

                               LIFE BANCORP, INC.

      Unaudited Consolidated Statement of Changes in Stockholders' Equity
                                 (In thousands)



                                                                                    Unearned
                                                                                    Common        Unrealized
                                                                                     Stock           Gain
                                                                                     Held        on Securities
                                                       Additional                    by ESOP        Available
                                          Common        Paid-in        Retained      and RRP         for Sale
                                          Stock         Capital        Earnings      Trusts       (Net of Tax)     Total Equity
                                         --------     -----------    -----------    ----------   -------------     ------------

Balance at December 31, 1996........        $ 98        $92,122        $63,871       $(7,121)       $ 1,968          $150,938

Net income..........................          --             --          6,657            --              --            6,657

Cash dividends paid.................          --             --         (2,133)           --              --           (2,133)

Common Stock released by
  ESOP trust........................          --            711             --           663               --           1,374

Common Stock purchased for
  RRP trust.........................          --           (153)            --          (584)             --             (737)

Common Stock
options Exercised...................          --              1             --            --              --                1

Unrealized gain on
  securities, net of tax............          --             --             --            --               883            883
                                             ----           ----          ----         -----          --------       --------

Balance at June 30, 1997............        $ 98        $92,681         $68,395      $(7,042)      $    2,851        $156,983
                                            ====        =======         =======      =======       ==========        ========



            See Notes to Unaudited Consolidated Financial Statements

                               LIFE BANCORP, INC.
                Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                       For the Six Months
                                                                                                         Ended June 30,
                                                                                                       1997           1996
                                                                                                      ------         ------
Cash flows from operating activities:
        Net Income............................................................................      $  6,657       $  5,278
        Adjustments to reconcile net income to net cash provided by
          (used in) operating activities:
               Provision for losses on loans and real estate owned............................           118             (4)
               Depreciation and amortization..................................................           372            286
               Net amortization of premiums and discounts on investments and mortgage
               backed    securities...........................................................            (9)           (19)
               Amortization of excess of cost over net assets acquired........................           312            258
               Net (gain) loss on sales of real estate owned..................................            43            (77)
               Net gain on sales of mortgage loans............................................           (44)            (6)
               Net gain on sales of assets....................................................           (34)            (5)
               Net gain on sales of mortgage backed securities................................          (986)            --
        Loans originated for resale...........................................................        (3,892)          (335)
        Proceeds from loans sold to others....................................................         3,936            340
        Noncash ESOP Expenses.................................................................         1,373            530
        Changes in assets and liabilities:
          (Increase) decrease in assets:
               Accrued interest receivable....................................................        (1,128)          (812)
               Deferred loan fees.............................................................            23           (839)
               Deferred income taxes..........................................................            --           (965)
               Other assets...................................................................           824         (2,279)
          Increase (decrease) in liabilities:
               Deferred income taxes..........................................................           524             --
               Accrued expenses and other liabilities.........................................         2,697          3,668
                                                                                                      ------        -------
                       Net cash provided by (used in) operating activities....................        10,786          5,019
                                                                                                      ------        -------

Cash flows from investing activities:
        Proceeds from sales and maturities of investments and mortgage-backed securities......        64,998          8,000
        Purchase of investment securities.....................................................            --        (19,425)
        Principal collected on loans..........................................................        58,188         32,162
        Loans originated for investment.......................................................       (85,331)       (71,838)
        Proceeds from sale of premises and equipment..........................................            42              5
        Purchases of premises and equipment...................................................          (145)          (594)
        Purchase of Seaboard Bancorp, Inc., net of cash acquired..............................            --         (6,074)
        Purchases of mortgage-backed securities...............................................      (186,688)       (86,751)
        Principal collected on mortgage-backed securities.....................................        79,102         67,378
        Proceeds from sale of real estate owned...............................................           704            506
        Principal collected on ESOP loan......................................................           636            628
        (Purchases) redemption of FHLB stock..................................................        (1,958)           351
                                                                                                      -------       -------
                       Net cash provided by (used in) investing activities....................       (70,452)       (75,652)
                                                                                                     --------       -------

Cash flows from financing activities:
        Net increase in checking deposits, savings deposits, and
           certificates of deposit............................................................         6,106         34,853
        Net decrease in advances from borrowers for taxes and insurance.......................          (457)          (494)
        Dividends paid on common stock........................................................        (2,265)        (2,338)
        Repurchase of common stock............................................................            --        (11,621)
        Purchase of common stock held for RRP.................................................          (604)        (2,694)
        Proceeds from notes payable and other borrowings......................................       842,973        322,697
        Repayment of notes payable and other borrowings.......................................      (788,656)      (267,181)
                                                                                                    --------       --------
                       Net cash provided by (used in) financing activities....................        57,097         73,222
                                                                                                    --------       --------
Net increase (decrease) in cash and cash equivalents..........................................        (2,569)         2,589
Cash and cash equivalents at beginning of period..............................................        11,283          8,845
                                                                                                    --------        -------
Cash and cash equivalents at end of period....................................................      $  8,714       $ 11,434
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

            See Notes to Unaudited Consolidated Financial Statements

                               LIFE BANCORP, INC.
              Notes to Unaudited Consolidated Financial Statements

1.      Summary of Significant Accounting Policies

        Basis of Financial Statement Presentation

        The accompanying unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and, therefore, do not include all of the disclosures or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the entire year or for any interim period.

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

2.      Net Income Per Share

        For the purpose of calculating net income per common and common equivalent share for each of the quarterly periods presented, the Company used the respective numbers of weighted-average outstanding shares shown below (in thousands):

                                                       For the Three Months Ended

                                                   June 30, 1997          June 30, 1996

        For primary net income per share.........      9,535                  9,664
        For fully diluted net income per share...      9,684                  9,664

                                                         For the Six Months Ended


                                                   June 30, 1997          June 30, 1996


        For primary net income per share.........      9,499                  9,975
        For fully diluted net income per share...      9,665                  9,975

        The dilutive securities included in the calculations above consist entirely of common equivalent shares in the form of common shares contingently issuable under the Company's Stock Option Plan and Recognition and Retention Plan.

3.      Subsequent Events

        On July 21, 1997, the Board of Directors approved a quarterly dividend of $0.12 per share. The dividend will be payable on August 29, 1997, to Life Bancorp's stockholders of record at the close of business on August 15, 1997.

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

                              Financial Condition
Assets

        Total assets of the Company remained relatively unchanged during the quarter, totaling $1.4 billion at December 31, 1996 and $1.5 billion at June 30, 1997.

        Loans receivable increased by $26.5 million, or 4.3%, from $622.4 million at December 31, 1996, to $648.9 million at June 30, 1997. The Bank had no mortgage loans held-for-sale at either December 31, 1996 or June 30, 1997.

        Investment securities, available-for-sale, remained relatively unchanged, totaling $30.7 million at December 31, 1996, and $30.3 million at June 30, 1997.

        Mortgage-backed securities increased $42.5 million, or 6.0%, from $706.1 million at December 31, 1996, to $748.5 million at June 30, 1997, reflecting the continuing emphases by the Bank on investing in mortgage-backed securities as part of its asset liability management strategy.

        The increases in assets were mostly funded by increases in deposits and repurchase agreements and to a lesser extent by a decrease in cash and cash equivalents, from $11.3 million at December 31, 1996, to $8.7 million at June 30, 1997.

Liabilities and Stockholders' Equity

        Deposits increased from $732.3 million at December 31, 1996 to $738.4 million at June 30, 1997. Advances from the Federal Home Loan Bank of Atlanta increased by $37.8 million, or 14.4%, from $261.7 million at December 31, 1996 to $299.5 million at June 30, 1997. Repurchase agreements increased by $16.5 million, or 6.4%, from $259.0 million at December 31, 1996 to $275.5 million at June 30, 1997.

        Stockholders' equity increased from $150.9 million at December 31, 1996 to $157.0 million at June 30, 1997. This increase was primarily due to the results of the Company's net income of $6.7 million for the six months coupled with a $900,000 increase in unrealized gains, net of taxes, as a result of the Statement of Financial Accounting Standards ("SFAS") No. 115 required market valuation of the Company's securities portfolio; which was partially offset by quarterly cash dividends totaling $2.1 million, or $0.11 per share, paid on February 28, 1997, to stockholders of record on

February 14, 1997, and $0.12 per share, paid on May 31, 1997 to shareholders of record on May 16, 1997.

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

        A loan may be placed on non-accrual status and not classified as an impaired loan when, in the opinion of management, based on current information and events, it is probable that the Bank will eventually collect all principal and interest amounts due according to the contractual terms of the loan agreement. Interest income for impaired loans is generally recognized on an accrual basis unless it is deemed inappropriate to do so. In those cases in which the receipt of interest payments is deemed more uncertain, the cash basis of income recognition is utilized. Loans are placed on a non-accrual status when, in the judgment of management, the probability of timely collection of interest is deemed to be insufficient to warrant further accrual. As a matter of policy, the Bank does not accrue interest on loans past due 90 days or more except when the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. When a loan is placed on a non-accrual status, previously accrued but unpaid interest is deducted from interest income.

        The following table sets forth information relating to the Bank's recorded investment in impaired loans at or during the periods indicated. Specific reserves have not been netted against loan balances.


                                                                     Three Months Ended            Year Ended
                                                                 June 30,       March 31,         December 31,
                                                                   1997            1997               1996


                                                                              (Dollars in thousands)

Impaired loans for which there is a related allowance for
credit losses                                                      $8,141        $8,996              $9,022

Impaired loans for which there is no related allowance for
credit losses                                                          --            --                  --

Total impaired loans                                               $8,141        $8,996              $9,022
                                                                   ======        ======              ======

Allowance for credit losses on impaired loans                      $3,745        $3,907             $ 3,500
                                                                   ======        ======             =======

Average impaired loans during the period                           $8,507        $9,006              $9,659
                                                                   ======        ======              ======

Interest income recognized on impaired loans during
the time within the period that the loans were impaired
                                                                   $  114        $   87            $    506
                                                                  =======       =======            ========

Interest income recognized on impaired loans using a
cash-basis method of accounting during the time
within the period that the loans were impaired                     $  114        $   87            $    506
                                                                  =======       =======            ========



        Troubled Debt Restructurings. Under Generally Accepted Accounting Principles, the Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider under current market conditions. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Bank had $1.6 million of troubled debt restructurings, net of specific reserves, at June 30, 1997. Included in the Bank's troubled debt restructurings at June 30, 1997, is an office warehouse complex with a carrying value of $1.1 million net of specific reserves. At June 30, 1997, this loan was classified substandard and was current. The remaining $500,000 of troubled debt restructuring at June 30, 1997, consisted of loans secured by multi-family and commercial properties located in Virginia Beach and Norfolk.

        Non-Performing Assets. The following table sets forth information relating to the Bank's non-performing assets and troubled debt restructurings at the dates indicated.


                                                       June 30, 1997         December 31, 1996

                                                               (Dollars in Thousands)
Non-performing assets:
  Non-accruing loans:
    Mortgage loans:
      Single-family:
        Conventional...........................             $1,433               $ 1,498
        FHA/VA.................................                879                   698
      Multi-family.............................                257                    --
      Commercial...............................                409                    46
    Consumer loans.............................                554                   308
                                                            ------               -------
  Total non-accruing loans.....................              3,532                 2,550
  Real estate owned, net (1)...................                773                 1,202
                                                            ------               -------

Total non-performing assets....................              4,305                 3,752

Troubled debt restructurings, net (2)..........              1,551                 2,464
                                                            ------               -------

Total non-performing assets and troubled debt
restructurings.................................             $5,856                $6,216
                                                           =======               =======

Non-accruing loans to total loans held for
investment.....................................               0.54%                 0.41%
                                                          ========              ========

Total non-performing assets to total assets....               0.29%                 0.26%
                                                          ========              ========

Total non-performing assets and troubled debt
restructurings to total assets.................               0.39%                 0.44%
                                                          ========              ========


        (1) Amounts are net of the allowance for real estate owned which amounted to $20,000 at June 30, 1997 and $30,000 December 31, 1996.
        (2) Amounts are net of specific valuation allowance which totaled $3.7 million at June 30, 1997 and $3.7 million December 31, 1996.

        The Bank's real estate owned at June 30, 1997 consisted of 18 properties. During the first six months of 1997, the Bank sold six single family residences, one lot and two multi-family residences previously acquired in foreclosure for a combined sale price of $485,000. After satisfying deductions for valuation allowances, repairs, holding costs and settlement expenses, the Bank realized a loss on the sale of these properties of approximately $43,000.

        Potential Problem Loans. In addition to the loans included in the preceding impaired loans and non-performing assets and troubled debt restructurings tables, at June 30, 1997, the Bank had loans totaling $8.9 million which, even though they were not impaired or categorized as non-performing assets or troubled debt restructurings, were designated as substandard or special mention.

        At June 30, 1997, there were eight performing loans to five borrowers, totaling $5.5 million, which the Bank had designated as substandard. One such loan, a performing construction loan, is secured by a retirement facility under construction in Virginia Beach. In August 1996, the partially constructed building was substantially destroyed by fire and the Bank classified the loan as substandard. At the time of the fire, construction loan disbursements totaled $3.3 million. At June 30, 1997, the loan was current as the borrower continues to fund interest payments. Of the remaining seven loans, two loans, totaling $1.5 million, are secured by commercial properties located in Norfolk, Virginia; three loans, totaling $548,000, are secured by commercial properties in Virginia Beach, Virginia; and two loans, totaling $200,000, are secured by various multi-family properties and developed lots in Norfolk, Virginia. At this time, the Bank does not anticipate losses on any of these loans.

        Additionally, at June 30, 1997, there were two performing loans to one borrower, totaling $3.4 million, which the Bank had designated as special mention. These loans are secured by a multi-family dwelling unit and duplexes in Virginia Beach, Virginia.

        Allowance for Loan Losses. The Bank's policy is to establish reserves for estimated losses on loans when it determines that losses may be incurred on such loans. The allowance for losses on loans is maintained at a level believed adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio; past loss experience; current economic conditions; volume, growth and composition of the portfolio; and other relevant factors. The allowance is increased by provisions for loan losses, which are charged against income.

        The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.

                                                         Three Months Ended            Six Months Ended
                                                              June 30,                     June 30,


                                                     1997            1996          1997            1996


                                                                   (Dollars in thousands)

    Allowance at beginning of period               $9,992          $9,545         $9,656          $4,438
    Addition to allowance from acquisition
      of Seaboard Savings                              --              --             --           5,192
    Provision for loan losses                        (235)            (38)            35              (4)
    Charge-offs:
      Mortgage loans:
        Single-family                                 (87)            (27)           (87)           (117)
        Multi-family                                 (160)             --           (160)             --
        Construction                                   --              --             --              --
        Commercial                                     --              --             --              --
        Residential lots                               --              --             --              --
      Consumer loans                                 (238)           (142)          (355)           (192)
                                                  -------          ------          -----            ----
          Total charge-offs                          (485)           (169)          (602)           (309)
          Other charge offs                            --              --             --              --
    Recoveries:
      Mortgage loans:
        Single-family                                   3               1             30               2
        Multi-family                                   --              --             --              --
        Construction                                   --              --             --              --
        Commercial                                     16             150             16             155
      Consumer loans                                   30              16             49              31
                                                  -------          ------          -----            ----
          Total recoveries                             49             167             95             188
          Other recoveries                            425              --            562              --
                                                  -------
    Allowance at end of period                     $9,746          $9,505         $9,746          $9,505
                                                   ======          ======         ======          ======

    Allowance for loan losses to total non-
      accruing loans at end of period              275.93%         537.92%        275.93%         537.92%
                                                   ======          ======         ======          ======

    Allowance for loan losses to total
      impaired loans at end of period              119.72%         111.33%         119.72%        111.33%
                                                   ======          ======          ======         ======

    Allowance for loan losses to total loans
      held for investment at end of period           1.50%           1.67%           1.50%          1.67%
                                                   ======          ======          ======         ======

        Based on facts and circumstances currently available, the Bank presently believes that the allowance for loan losses was adequate at June 30, 1997. However, there can be no assurances that additions to such allowance will not be necessary in future periods, in which case the Company's results of operations would be adversely affected.
                                       12

                             Results of Operations

Comparison of Results of Operations for the Three Months
Ended June 30, 1997 and 1996

        General. The Company reported net income of approximately $3.2 million and $2.7 million for the three months ended June 30, 1997 and 1996, respectively. The $510,000 increase in net income for the three months ended June 30, 1997, compared to the corresponding period in 1996, was due primarily to a $852,000, or 10.0%, increase in net interest income; an increase in the negative loan loss provision of $197,000; and a decrease in noninterest expenses of $172,000, or 3.5%. These increases were partially offset by a $640,000, or 36.5%, increase in provision for income taxes.

        Net Interest Income. Net interest income increased by $852,000, or 10.0%, in the three months ended June 30, 1997, to $9.4 million, compared to $8.5 million during the same period in 1996. The reason for such increase was a $3.7 million improvement in interest income, mainly due to an increase in average interest-earning assets of $221.4 million, or 18.9%, to $1.4 billion for the three months ended June 30, 1997. The additional interest-earning assets primarily resulted from increases in mortgage-backed securities and internal growth in the Bank's loan portfolio. Interest on loans increased $1.8 million, or 15.2%, as a result of a $103.2 million, or 18.7%, increase in the average balance of the loan portfolio partially offset by a 26 basis point (100 basis points being equal to 1%) decrease in the average yield earned thereon. Interest income on mortgage-backed securities increased $2.0 million as a result of a $126.7 million, or 22.0%, increase in the average balance of the mortgage-backed securities portfolio partially offset by an 11 basis point decrease in the average yield earned thereon. The improvement in interest income was partially offset by a $2.9 million increase in interest expense mainly as a result of an increase of $225.9 million in average interest-bearing liabilities. Interest on deposits increased $613,000, or 6.9%, as a result of an increase in the average balance of deposits of $42.8 million, or 6.2%, together with an increase in the cost of deposits from 5.10% to 5.14%. Interest expense on borrowings increased by $2.3 million, or 41.7%, as a result of an increase in the average balance of $183.1 million, or 50.8%, partially offset by a decrease in the average rate paid on borrowings from 6.02% to 5.65%. The Bank's average interest rate spread and net interest margin amounted to 2.24% and 2.69%, respectively, during the three months ended June 30, 1997, compared to 2.34% and 2.91% for the comparable period in 1996.

        Provision for Loan Losses. The negative provision for loan losses amounted to $235,000 for the three months ended June 30, 1997, compared to a negative provision of $38,000 during the three months ended June 30, 1996. For additional discussion of the Bank's loan loss policy, see "Financial Condition - Asset Quality Allowance for Loan Losses."

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


                                                       Three Months Ended June 30,

                                                       1997                            1996
                               Yield/Cost                         Average                            Average
                               at June 30,    Average             Yield/      Average                Yield/
                                  1997        Balance  Interest   Cost (1)    Balance   Interest    Cost (1)


                                                        (Dollars in Thousands)
Interest-earning assets:
Loans receivable:
  Mortgage loans...........        8.04%   $  572,001 $11,854     8.29%   $  483,909  $ 10,496      8.68%
  Consumer loans...........       10.67%       81,536   1,954     9.59%       66,459     1,488      8.96%
                                           ---------- -------                 ------     -----
Total loans................        8.37%      653,537  13,808     8.45%      550,368    11,984      8.71%
Mortgage-backed securities.        7.18%      703,939  12,064     6.86%      577,191    10,056      6.97%
Investment securities......        6.81%       29,962     539     7.18%       37,097       640      6.90%
Other earning assets.........      5.47%        7,792     100     5.13%        9,145       105      4.59%
                                           ----------  ------              ---------  --------
Total interest-earning assets      7.70%    1,395,230  26,511     7.60%    1,173,801    22,785      7.76%
                                                       ------                         --------
Noninterest-earning assets.                    54,466                         51,895
                                           ----------                       --------
    Total assets...........                $1,449,696                     $1,225,696
                                           ==========                     ==========
Interest-bearing liabilities:
Deposits:
  Demand deposits..........        3.37%     $103,424     873     3.38%   $   44,266       315      2.85%
  Passbook savings.........        3.29%       52,364     426     3.25%       47,316       372      3.14%
  Certificates.............        5.65%      580,420   8,163     5.63%      601,827     8,162      5.42%
                                             --------   -----             ----------  --------
Total deposits.............        5.16%      736,208   9,462     5.14%      693,409     8,849      5.10%

Borrowings.................        5.72%      543,497   7,682     5.65%      360,355     5,421      6.02%
                                           ----------   -----             ----------   -------
  Total interest-bearing
    liabilities............        5.41%    1,279,705  17,144     5.36%    1,053,764    14,270      5.42%
                                                       ------                         --------
Noninterest-bearing liabilities                18,747                         19,346
                                          -----------                     ----------
    Total liabilities......                 1,298,452                      1,073,110
Stockholders' equity.......                   151,244                        152,586
                                          -----------                     ----------
  Total liabilities and
    stockholders' equity...                $1,449,696                     $1,225,696
                                           ==========                     ==========
Net interest-earning assets                $  115,525                     $  120,037
                                           ==========                     ==========
Net interest income and
  interest-rate spread.....        2.29%              $ 9,367     2.24%                $ 8,515      2.34%
                                                      =======                          =======
Net interest margin........                                       2.69%                             2.91%
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                                    1.09x                             1.11x

        (1)  Annualized

        Noninterest Income. Noninterest income for the quarter ended June 30, 1997, was $772,000, relatively unchanged compared to $843,000 in the comparable three months of 1996.

        Noninterest Expense. Noninterest expenses were also relatively unchanged during the quarter, but decreased by $172,000. Deposit insurance premiums decreased $277,000, which was offset by (i) the added expense recognition in the Company's Employee Stock Ownership Plan ("ESOP") due to the increased market price of the Company's stock, and (ii) the costs associated with the installation and operation of the Bank's new computer system.

        Income Tax Provision. The provision for income taxes increased by $640,000 due to both an increase in the provision rate and the level of pre-tax income. The income tax provision rate increased from 39.5% of income before taxes, for the second quarter of 1996, to 42.8%, for the second quarter of 1997, due to additional taxable income in higher income tax brackets for 1997.

Comparison of Results of Operations for the Six Months Ended June 30, 1997 and 1996

        General. The Company reported net income of approximately $6.7 million and $5.3 million for the six months ended June 30, 1997 and 1996, respectively. The $1.4 million increase in net income for the six months ended June 30, 1997, compared to the corresponding period in 1996, was due primarily to a $1.6 million, or 9.8%, increase in net interest income, and a $1.0 million, or 65.4% increase in noninterest income; which was partially offset by an increase in the provision for income taxes of $1.3 million, or 37.2%.

        Net Interest Income. Net interest income increased by $1.6 million, or 9.8%, in the six months ended June 30, 1997, to $18.4 million, compared to $16.8 million during the same period in 1996. The reason for such increase was a $7.5 million improvement in interest income, mainly due to an increase in average interest-earning assets of $233.1 million, or 20.4%, to $1.4 billion for the six months ended June 30, 1997. The additional interest-earning assets primarily resulted from increases in mortgage-backed securities and internal growth in the Bank's loan portfolio. Interest on loans increased $3.9 million, or 16.7%, as a result of a $113.5 million, or 21.4%, increase in the average balance of the loan portfolio partially offset by a 33 basis point decrease in the average yield earned thereon. Interest income on mortgage-backed securities increased $3.8 million as a result of a $124.9 million, or 22.0%, increase in the average balance of the mortgage-backed securities portfolio partially offset by a 16 basis point decrease in the average yield earned thereon. The improvement in interest income was partially offset by a $5.9 million increase in interest expense mainly as a result of an increase of $242.8 million in average interest-bearing liabilities. Interest on deposits increased $1.6 million, or 9.3%, as a result of an increase in the average balance of deposits of $66.3 million, or 9.9%, partially offset by a decrease in the cost of deposits from 5.11% to 5.08%. Interest expense on borrowings increased by $4.3 million, or 40.0%, as a result of an increase in the average balance of $176.5 million, or 50.2%, partially offset by a decrease in the average rate paid on borrowings from 6.05% to 5.64%. The Bank's average interest rate spread and net interest margin amounted to 2.23% and 2.67%, respectively, during the six months ended June 30, 1997, compared to 2.35% and 2.94% for the comparable period in 1996.

        Provision for Loan Losses. The provision for loan losses amounted to $35,000 for the six months ended June 30, 1997, compared to a negative provision of $4,000 during the six months ended June 30, 1996. For additional discussion of the Bank's loan loss policy, see "Financial Condition - Asset Quality - Allowance for Loan Losses."

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


                                                              Six Months Ended June 30,

                                                        1997                            1996
                              Yield/Cost                        Average
                                  at          Average           Yield/       Average              Average Yield/
                             June 30, 1997    Balance  Interest  Cost (1)    Balance   Interest     Cost (1)


                                                           (Dollars in Thousands)
Interest-earning assets:
Loans receivable:
  Mortgage loans...........        8.04%   $  564,912 $23,285     8.24%   $  467,361  $ 20,230       8.66%
  Consumer loans...........       10.67%       80,202   3,796     9.47%       64,242     2,983       9.29%
                                           ---------- -------             ----------  --------
Total loans................        8.37%      645,114  27,081     8.40%      531,603    23,213       8.73%
Mortgage-backed securities.        7.18%      693,217  23,576     6.80%      568,287    19,790       6.96%
Investment securities......        6.81%       30,242   1,079     7.13%       36,604     1,264       6.91%
Other earning assets.......        5.47%        9,278     232     5.00%        8,272       204       4.93%
                                           ----------  ------             ----------   -------
Total interest-earning
  assets..................         7.70%    1,377,851  51,968     7.54%    1,144,766    44,471       7.77%
                                                      -------                          -------
Noninterest-earning assets.                    55,448                         49,802
                                          -----------                    -----------
    Total assets...........                $1,433,299                     $1,194,568
                                           ==========                     ==========
Interest-bearing liabilities:
Deposits:
  Demand deposits..........        3.34%     $103,467   1,702     3.29%  $    38,714       550       2.84%
  Passbook savings.........        3.29%       52,631     848     3.22%       52,707       824       3.13%
  Certificates.............        5.65%      578,537  16,124     5.57%      576,924    15,707       5.45%
                                           ----------  ------             ----------   -------

Total deposits.............        5.16%      734,635  18,674     5.08%      668,345    17,081       5.11%
Borrowings.................        5.72%      528,066  14,896     5.64%      351,586    10,638       6.05%
                                           ----------  ------             ----------   -------
   Total interest-bearing
    liabilities............        5.41%    1,262,701  33,570     5.32%    1,019,931    27,719       5.44%
                                                       ------                          -------
Noninterest-bearing                            17,843                         19,709
                                          -----------                     ----------
liabilities................
    Total liabilities......                 1,280,544                      1,039,640
Stockholders' equity.......                   152,755                        154,928
                                          -----------                     ----------
  Total liabilities and
    stockholders' equity...                $1,433,299                     $1,194,568
                                           ==========                     ==========
Net interest-earning assets                $  115,150                     $  124,835
                                           ==========                     ==========
Net interest income and
  interest-rate spread.....        2.29%             $ 18,398     2.23%               $ 16,752       2.35%
                                                     ========                         ========
Net interest margin........                                       2.67%                              2.94%
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities..                                  1.09x                              1.12x

        (1)  Annualized

        Noninterest Income. Noninterest income for the six months ended June 30, 1997, was $2.6 million compared to $1.5 million in the comparable six months of 1996. This increase resulted mostly from a $986,000 profit on the sale of mortgage-backed securities during the first quarter of 1997.

        Noninterest Expense. Noninterest expenses were relatively unchanged during the six months but decreased by $88,000. Deposit insurance premiums decreased $627,000, which was offset by (i) the added expense recognition in the Company's ESOP due to the increased market price of the Company's stock, and
(ii) the costs associated with the installation and operation of the Bank's new computer system.

        Income Tax Provision. The provision for income taxes increased by $1.3 million due to both an increase in the provision rate and the level of pre-tax income. The income tax provision rate increased from 40.3% of income before taxes, for the first six months of 1996, to 42.3%, for the six months of 1997, due to additional taxable income in higher income tax brackets for 1997.

                       Impact of New Accounting Standards

        In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share ("EPS") and restate all prior periods. The new requirements replace the current primary EPS and fully diluted EPS with two new calculations, basic EPS and diluted EPS. Basic EPS, unlike primary EPS, excludes all dilution caused by any common stock equivalents (e.g., options on stock). Diluted EPS is calculated similarly to fully diluted EPS, except diluted EPS uses the average price of the Company's stock during the accounting period, while fully diluted EPS uses the price of the Company's stock at the end of the accounting period. If SFAS 128 had been in effect during the first six months of 1997, the Company would have reported basic EPS of $0.35 and diluted EPS of $0.34, for the three months ended June 30, 1997, and basic EPS of $0.73 and diluted EPS of $0.70, for the six months ended June 30, 1997.

                        Liquidity and Capital Resources

        The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits; borrowings; amortization, prepayments and maturities of outstanding loans and mortgage-backed securities; sales of loans; maturities of investment securities and other short-term investments; and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets, which provide operational liquidity. The Bank has been able to generate sufficient cash through its deposits as well as borrowings (primarily consisting of FHLB advances and repurchase agreements). At June 30, 1997, the Bank had $299.5 million of outstanding FHLB advances and $280.2 million in repurchase agreements and other borrowings.

        Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing operations, to fund maturing savings certificates and savings withdrawals and to fund loan commitments and its portfolio of mortgage-backed and investment securities. At June 30, 1997, the total approved loan commitments outstanding amounted to $25.7 million. At the same date, commitments under unused lines of credit amounted to $9.9 million. Certificates of deposits scheduled to mature in one year or less at June 30, 1997, totaled $398.7 million; however, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that even with interest rates at lower levels than have been experienced in recent years, it will continue to have sufficient funds to meet its operational needs. At June 30, 1997, the Bank had a liquidity ratio of 8.4%, which exceeded the required minimum liquid asset ratio of 5.0%.

        At June 30, 1997, the Bank's regulatory capital was well in excess of applicable minimums required by federal regulations. The Bank, as a member of the thrift industry, is required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 3.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At June 30, 1997, the Bank's tangible capital was $128.8 million, or 8.7%, of adjusted total assets, core capital was $128.8 million, or 8.7%, of adjusted total assets and risk-based capital was $134.6 million, or 21.9%, of adjusted risk-weighted assets, exceeding the requirements by $106.6 million, $84.4 million and $85.5 million, respectively.



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


                                   LIFE BANCORP, INC.



Date:  May 14, 1997         By:  /s/ Tollie W. Rich, Jr.
                                 ----------------------------------------------
                                 Tollie W. Rich, Jr., Executive Vice President,
                                        Chief Operating Officer


Date:  May 14, 1997         By:    /s/ Emory J. Dunning, Jr.
                                  ---------------------------------------------
                                  Emory J. Dunning, Jr., Senior Vice President,
                                        Treasurer and Chief Financial Officer