Form 10-Q
period 1997-09-30
LIFE BANCORP INC
filed 1997-11-13
CIK 926039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-Q
                             ______________________

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997

                                     OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________  to ______________

                       Commission File Number 0-24744


                              Life Bancorp, Inc.
              ______________________________________________________
              (Exact name of registrant as specified in its charter)


                Virginia                                54-1711207
        _______________________________        _______________________________
        (State or other jurisdiction of        (I.R.S. Employer Identification
         incorporation or organization)                    Number)


              109 East Main Street
               Norfolk, Virginia                          23510
        _______________________________        _______________________________
             (Address of principal                       (Zip Code)
               executive office)

                                 (757) 858-1000
        ______________________________________________________________________
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


     Common Stock (par value $.01 per share)             9,847,581
     _______________________________________      _____________________________
            (Title of Class)                      (Number of Shares Outstanding
                                                      as of November 7, 1997)


                               LIFE BANCORP, INC.
                           FORM 10-Q QUARTERLY REPORT
                                TABLE OF CONTENTS


                                                                                                         Page
PART I - FINANCIAL INFORMATION                                                                            1

Item 1.  Financial Statements                                                                             1

     Unaudited Consolidated Balance Sheets                                                                1
     Unaudited Consolidated Statements of Operations - Three Months                                       2
     Unaudited Consolidated Statements of Operations - Year to Date                                       3
     Unaudited Consolidated Statement of Changes in Stockholders' Equity                                  4
     Unaudited Consolidated Statements of Cash Flows                                                      5
     Notes to Unaudited Consolidated Financial Statements                                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                    7

     General                                                                                              7
     Financial Condition                                                                                  7
        Assets                                                                                            7
        Liabilities and Stockholders' Equity                                                              8
        Asset Quality                                                                                     8

     Results of Operations                                                                               14
        Comparison of Results of Operations for the Three Months Ended
        September 30, 1997 and 1996                                                                      14

        Comparison of Results of Operations for the Nine Months Ended
        September 30, 1997 and 1996                                                                      16

     Impact of New Accounting Standards                                                                  18
     Liquidity and Capital Resources                                                                     18

PART II - OTHER INFORMATION                                                                              20

Item 1.           Legal Proceedings                                                                      20

Item 2.           Changes in Securities                                                                  20

Item 3.           Defaults Upon Senior Securities                                                        20

Item 4.           Submission of Matters to a Vote of Security Holders                                    20

Item 5.           Other Information                                                                      20

Item 6.           Exhibits and Reports on Form 8-K                                                       20


SIGNATURES                                                                                               21

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                               LIFE BANCORP, INC.
                      Unaudited Consolidated Balance Sheets
                        (In thousands, except stock data)

                                                                                    September 30, 1997   December 31, 1996
                              Assets                                                ------------------   -----------------
Cash and cash equivalents...................................................            $    17,072        $    11,283
Investment securities, available-for-sale...................................                113,623             30,742
Mortgage-backed securities:
  Held-to-maturity (Market value of $120,872 and
    $141,269, respectively).................................................                119,841            140,974
  Available-for-sale........................................................                538,872            565,086
Loans receivable, net.......................................................                645,192            622,405
Accrued interest and dividends receivable...................................                 11,119             10,824
Real estate owned, net......................................................                  1,226              1,202
Federal Home Loan Bank stock, at cost.......................................                 15,044             13,086
Premises and equipment, net.................................................                 17,315             17,468
Excess of cost over net assets acquired.....................................                  4,399              4,792
Other assets................................................................                  2,654              1,900
                                                                                        -----------         ----------
       Total assets........................................................              $1,486,357         $1,419,762
                                                                                        ===========         ==========

               Liabilities and Stockholders' Equity

Liabilities:
  Deposits..................................................................             $  740,839        $   732,322
  Notes payable and other borrowings:
    Advances from Federal Home Loan Bank of Atlanta.........................                299,385            261,711
    Securities sold under agreements to repurchase..........................                269,500            259,000
    Secured note due to Thrift Financing Corporation........................                  4,176              5,227
  Advances from borrowers for taxes and insurance...........................                  3,105              1,795
  Other liabilities.........................................................                 10,072              8,769
                                                                                          ---------          ---------
        Total liabilities...................................................              1,327,077          1,268,824
                                                                                          ---------          ---------
Stockholders' Equity:
  Preferred stock of $0.01 par value, authorized 5,000,000
    shares, none issued or outstanding......................................                      -                  -
  Common stock of $0.01 par value, authorized 30,000,000 shares,
    issued and outstanding 9,847,581 and 9,846,840 shares, respectively.....                     98                 98
  Additional paid-in capital................................................                 92,430             92,122
  Retained earnings, substantially restricted...............................                 70,711             63,871
  Unearned common stock held by ESOP and RRP trusts.........................                 (7,645)           (7,121)
  Unrealized gain on securities (net of taxes)..............................                  3,686              1,968
                                                                                         ----------         ----------
        Total stockholders' equity..........................................                159,280            150,938
                                                                                         ----------         ----------
        Total liabilities and stockholders' equity..........................             $1,486,357         $1,419,762
                                                                                         ==========         ==========

           See Notes to Unaudited Consolidated Financial Statements

                               LIFE BANCORP, INC.
         Unaudited Consolidated Statements of Operations - Three Months
                      (In thousands, except per share data)

                                                                        For the Three Months
                                                                        Ended September 30,
                                                                       --------------------

                                                                          1997        1996
                                                                        ------      ------
Interest income:
  Interest on loans..................................................   $13,966     $12,523
  Interest on investment securities..................................       961         687
  Interest on mortgage-backed securities.............................    12,056      11,619
                                                                        -------     -------
        Total interest income........................................    26,983      24,829
                                                                        -------     -------

Interest expense:
  Interest on deposits...............................................     9,629       9,254
  Interest on notes payable and other borrowings.....................     8,174       7,100
                                                                         ------      ------
        Total interest expense.......................................    17,803      16,354
                                                                         ------      ------
        Net interest income..........................................     9,180       8,475
Provision for loan losses............................................      (157)       (295)
                                                                         ------      ------
        Net interest income after provision for loan losses..........     9,337       8,770
                                                                         ------      ------
Noninterest income:
  Deposit account fees and related income............................       132         162
  Servicing fees.....................................................       127         141
  Net gain on sales of mortgage loans held for sale..................        26           2
  Net gain on sales of real estate owned.............................         5         213
  Net gain on sales of assets........................................         1           -
  Net gain on sale of mortgage backed securities.....................       260          14
  Other..............................................................       515         408
                                                                         ------       -----
        Total noninterest income.....................................     1,066         940
                                                                         ------       -----

Noninterest expense:
  Compensation and employee benefits.................................     2,816       2,856
  Occupancy and office operations....................................       923         791
  FDIC Premium.......................................................       117       4,776
  Advertising and promotion..........................................       145          53
  Provision for losses on real estate owned..........................        11          34
  Amortization of excess of cost over net assets
    of companies acquired............................................       121         599
  Other..............................................................       407         365
                                                                         ------      ------
        Total noninterest expense....................................     4,540       9,474
                                                                         ------      ------

Income before income taxes...........................................     5,863         236
Income tax provision.................................................     2,433          70
                                                                         ------      ------
Net income...........................................................    $3,430      $  166
                                                                         ======      ======
Net income per common and common equivalent share:

        Primary......................................................     $0.35       $0.02
                                                                          =====       =====
        Fully diluted................................................     $0.35       $0.02
                                                                          =====       =====
Dividends paid per common share......................................     $0.12       $0.11
                                                                          =====       =====

            See Notes to Unaudited Consolidated Financial Statements

                               LIFE BANCORP, INC.
         Unaudited Consolidated Statements of Operations - Year to Date
                      (In thousands, except per share data)

                                                                        For the Nine Months
                                                                        Ended September 30,
                                                                       --------------------

                                                                         1997         1996
                                                                       -------      -------
Interest income:
  Interest on loans..................................................   $41,047     $35,736
  Interest on investment securities..................................     2,272       2,155
  Interest on mortgage-backed securities.............................    35,632      31,409
                                                                        -------     -------
        Total interest income........................................    78,951      69,300
                                                                        --------    -------

Interest expense:
  Interest on deposits...............................................    28,303      26,335
  Interest on notes payable and other borrowings.....................    23,070      17,738
                                                                        -------     -------
        Total interest expense.......................................    51,373      44,073
                                                                        -------     -------
        Net interest income..........................................    27,578      25,227
Provision for loan losses............................................      (122)       (299)
                                                                        -------     -------
        Net interest income after provision for loan losses..........    27,700      25,526
                                                                        -------     -------
Noninterest income:
  Deposit account fees and related income............................       393         464
  Servicing fees.....................................................       391         437
  Net gain on sales of mortgage loans held for sale..................        69           8
  Net gain (loss) on sales of real estate owned......................       (38)        290
  Net gain on sales of assets........................................        34          12
  Net gain on sale of mortgage backed securities.....................     1,246          14
  Other..............................................................     1,522       1,257
                                                                        -------     -------
        Total noninterest income.....................................     3,617       2,482
                                                                        -------     -------
Noninterest expense:
  Compensation and employee benefits.................................     8,645       8,337
  Occupancy and office operations....................................     2,641       2,306
  FDIC Premium.......................................................       263       5,549
  Advertising and promotion..........................................       487         418
  Provision for losses on real estate owned..........................        94          34
  Amortization of excess of cost over net assets
   of companies acquired.............................................       433         857
  Other..............................................................     1,344       1,428
                                                                        -------     -------
        Total noninterest expense....................................    13,907      18,929
                                                                        -------     -------
Income before income taxes...........................................    17,410       9,079
Income tax provision.................................................     7,323       3,635
                                                                        -------     -------
Net income...........................................................   $10,087     $ 5,444
                                                                        =======     =======
Net income per common and common equivalent share:

        Primary......................................................     $1.06       $0.56
                                                                          =====       =====
        Fully diluted................................................     $1.04       $0.55
                                                                          =====       =====
Dividends paid per common share......................................     $0.35       $0.33
                                                                          =====       =====

            See Notes to Unaudited Consolidated Financial Statements

                               LIFE BANCORP, INC.
       Unaudited Consolidated Statement of Changes in Stockholders' Equity
                                 (In thousands)


                                                                               Unearned
                                                                               Common        Unrealized
                                                                                Stock          Gain
                                                                                Held        on Securities
                                                      Additional                by ESOP       Available
                                            Common     Paid-in     Retained    and RRP       for Sale
                                            Stock      Capital     Earnings     Trusts      (Net of Tax)    Total Equity
                                           -------    ---------    --------    --------     ------------    ------------
Balance at December 31, 1996............     $ 98     $92,122      $63,871     $(7,121)       $ 1,968       $150,938

Net income..............................        -           -       10,087           -              -         10,087

Cash dividends paid.....................        -           -       (3,247)          -              -         (3,247)

Common Stock released by
 ESOP trust.............................        -       1,124            -         910              -          2,034

Common Stock purchased for
 RRP trust..............................        -        (827)           -      (1,434)             -         (2,261)

Common Stock
 options Exercised......................        -          11            -           -              -             11

Unrealized gain on
 securities, net of tax.................        -           -            -           -          1,718          1,718
                                            ------    -------      -------     -------     ----------       --------
Balance at September, 30, 1997..........     $ 98     $92,430      $70,711     $(7,645)    $    3,686       $159,280
                                            ======    =======      =======     =======     ==========       ========

            See Notes to Unaudited Consolidated Financial Statements

                               LIFE BANCORP, INC.
                 Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                  For the Nine Months
                                                                                                   Ended September 30,
                                                                                                  --------------------

                                                                                                     1997       1996
                                                                                                  ---------   --------
Cash flows from operating activities:
   Net Income................................................................................    $  10,087    $  5,444
   Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
          Provision for losses on loans and real estate owned................................          (28)       (265)
          Depreciation and amortization......................................................          465         465
          Net amortization of premiums and discounts on investments and mortgage backed
           securities........................................................................          (15)        (23)
          Amortization of excess of cost over net assets acquired............................          433         857
          Net(gain)loss on sales of real estate owned........................................           38        (290)
          Net gain on sales of mortgage loans................................................          (69)         (8)
          Net gain on sales of assets                                                                  (34)        (12)
          Net gain on sales of mortgage backed securities                                           (1,341)          -
    Loans originated for resale..............................................................       (5,941)       (637)
    Proceeds from loans sold to others.......................................................        6,010         645
    Noncash ESOP Expenses....................................................................        1,930         827
    Changes in assets and liabilities:
     (Increase) decrease in assets:
          Accrued interest receivable........................................................         (257)     (1,774)
          Deferred loan fees.................................................................          532        (676)
          Deferred income taxes..............................................................            -        (492)
          Other assets.......................................................................          425        (192)
    Increase (decrease) in liabilities:
          Deferred income taxes..............................................................        1,014           -
          Accrued expenses and other liabilities.............................................          289       7,988
                                                                                                   -------      ------
                Net cash provided by (used in) operating activities..........................       13,538      11,857
                                                                                                   -------      ------
Cash flows from investing activities:
         Proceeds from sales and maturities of investments and mortgage-backed securities....      103,618       8,007
         Purchase of investment securities...................................................      (82,947)    (19,425)
         Principal collected on loans........................................................       98,772      54,476
         Loans originated for investment.....................................................     (121,213)   (115,714)
         Proceeds from sale of premises and equipment........................................           42           5
         Purchases of premises and equipment.................................................         (325)     (1,023)
         Purchase of Seaboard Bancorp, Inc., net of cash acquired............................            -      (8,235)
         Purchases of mortgage-backed securities.............................................     (186,688)   (271,290)
         Principal collected on mortgage-backed securities...................................      130,290     111,325
         Proceeds from sale of real estate owned.............................................          902         620
         Principal collected on ESOP loan....................................................          855         943
         (Purchases) redemption of FHLB stock................................................       (1,958)        351
                                                                                                   -------     -------
                 Net cash provided by (used in) investing activities.........................      (58,652)   (239,960)
                                                                                                   -------     -------
Cash flows from financing activities:
         Net increase in checking deposits, savings deposits, and
           certificates of deposit...........................................................        8,518      49,977
         Net increase in advances from borrowers for taxes and insurance.....................        1,310       1,273
         Dividends paid on common stock......................................................       (3,446)     (3,421)
         Repurchase of common stock..........................................................            -     (15,162)
         Purchase of common stock held for RRP...............................................       (2,586)     (2,996)
         Proceeds from notes payable and other borrowings....................................    1,164,783     893,662
         Repayment of notes payable and other borrowings.....................................   (1,117,676)   (693,438)
                                                                                                ----------    --------
                 Net cash provided by (used in) financing activities.........................       50,903     229,895
                                                                                                ----------    --------
Net increase (decrease) in cash and cash equivalents.........................................        5,789       1,792
Cash and cash equivalents at beginning of period.............................................       11,283       8,845
                                                                                                ----------    --------
Cash and cash equivalents at end of period...................................................   $   17,072    $ 10,637
                                                                                                ==========    ========

            See Notes to Unaudited Consolidated Financial Statements

                               LIFE BANCORP, INC.
              Notes to Unaudited Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

     Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and, therefore, do not include all of the disclosures or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. The results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the entire year or for any interim period.

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

2.   Net Income Per Share

For the purpose of calculating net income per common and common equivalent share for each of the quarterly periods presented, the Company used the respective numbers of weighted-average outstanding shares shown below (in thousands):

                                               For the Three Months Ended
                                        ---------------------------------------
                                        September 30, 1997   September 30, 1996
                                        ------------------   ------------------

  For primary net income per share........... 9,683                  9,288
  For fully diluted net income per share..... 9,707                  9,359


                                               For the Nine Months Ended
                                         --------------------------------------
                                         September 30, 1997  September 30, 1996
                                         ------------------  ------------------

  For primary net income per share........... 9,561                  9,749
  For fully diluted net income per share..... 9,691                  9,855

The dilutive securities included in the calculations above consist entirely of common equivalent shares in the form of common shares contingently issuable under the Company's Stock Option Plan and Recognition and Retention Plan.

3.   Subsequent Events

     On October 14, 1997, the Board of Directors approved a quarterly dividend of $0.12 per share. The dividend will be payable on November 28, 1997, to Life Bancorp's stockholders of record at the close of business on November 14, 1997.

     On October 29, 1997, the Company and BB&T Corporation (BB&T) announced that they had executed a definitive Agreement and Plan of Reorganization ("Agreement") pursuant to which the Company will be acquired by BB&T. The transaction will be accounted for as a pooling of interests. Under the Agreement, BB&T will acquire all of the issued and outstanding common stock of the Company in exchange for .58 shares of BB&T's common stock, if BB&T stock is trading at $57 or higher. The exchange ratio may be increased, in increments, to a maximum of .60 shares if BB&T's common stock price is between $57 and $55, and below $55 will be fixed at .60 shares. Pricing will be based on the average of BB&T's closing prices for a specific period prior to closing the transaction.

     Under  terms of the  agreement,  the  Company  granted  BB&T an  option  to purchase common shares of the Company up to 19.9% of the shares currently outstanding. The option agreement is only exercisable under certain circumstances.

     Consummation of the transaction is subject to, among other conditions, approval by regulatory authorities as well as the Company's shareholders.

     Based on BB&T's closing price of $54.88 on October 28, 1997, the transaction is valued at $32.93 per share or a total consideration to be paid to the Company's shareholders of $359.2 million.

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

                               Financial Condition
Assets

     Total assets of the Company remained relatively unchanged during the nine months, totaling $1.4 billion at December 31, 1996 and $ 1.5 billion at September 30, 1997.

     The general interest rate environment existing during the third quarter caused the Bank, as part of its continuing asset/liability management, to evaluate its investment strategies. As a result, for the short-term, the Bank more heavily weighted its investment in fixed rate, callable government agency investment securities and reduced its investment in adjustable rate, mortgage-backed securities. Additionally, the generally flat interest rate curve existing during the third quarter caused certain of the Bank's adjustable-rate, mortgage-backed securities to experience a relatively high prepay rate which was anticipated to continue, and potentially increase, over the succeeding several months. The positive valuation of these securities presented the Bank with an opportunity it to sell $29.3 million of mortgage-backed securities at a premium, instead of being prepaid at par, while recognizing a profit on the sale of such securities of approximately $260,000. The proceeds of the sale were reinvested in fixed rate, callable government agency securities. As a result of this transaction and the decision to more heavily invest in fixed rate, government agency securities, investment securities, available-for-sale increased $82.9 million from $30.7 million at December 31, 1996, to $113.6 million at September 30, 1997.

     Mortgage-backed securities decreased $47.3 million, or 6.7%, from $706.1 million at December 31, 1996, to $658.7 million at September 30, 1997, reflecting for the most part, the aforementioned switch in emphasis, during the third quarter, from mortgage-backed securities to fixed rate, government agency securities.

     Loans receivable increased by $22.8 million, or 3.7%, from $622.4 million at December 31, 1996, to $645.2 million at September 30, 1997. The Bank had no mortgage loans held-for-sale at either December 31, 1996 or September 30, 1997.

     The increases in assets were mostly funded by increases in deposits, advances from the Federal Home Loan Bank of Atlanta and repurchase agreements.

Liabilities and Stockholders' Equity

     Deposits increased from $732.3 million at December 31, 1996 to $740.8 million at September 30, 1997. Advances from the Federal Home Loan Bank of Atlanta increased by $37.7 million, or 14.4%, from $261.7 million at December 31, 1996 to $299.4 million at September 30, 1997. Securities sold under agreements to repurchase increased by $10.5 million, or 4.1%, from $259.0 million at December 31, 1996 to $269.5 million at September 30, 1997.

     Stockholders' equity increased from $150.9 million at December 31, 1996 to $159.3 million at September 30, 1997. This increase was primarily due to the results of the Company's net income of $10.1 million for the nine months coupled with a $1.7 million increase in unrealized gains, net of taxes, as a result of the Statement of Financial Accounting Standards ("SFAS") No. 115 required market valuation of the Company's securities portfolio; which was partially offset by quarterly cash dividends totaling $3.2 million, or $0.11 per share, paid on February 28, 1997, to stockholders of record on February 14, 1997; $0.12 per share, paid on May 31, 1997, to shareholders of record on May 16, 1997; and $0.12 per share, paid on August 29, 1997, to shareholders of record on August 15, 1997.

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

                                                                 Three Months Ended                Year Ended
                                                             -----------------------------------
                                                             September 30,  June 30,   March 31,   December 31,
                                                                  1997        1997        1997       1996
                                                             -------------  --------   ---------   ------------

                                                                                (In thousands)


Impaired loans for which there is a related
allowance for credit losses                                   $7,113         $8,141    $8,996      $9,022

Impaired loans for which there is no related
allowance for credit losses                                        -              -         -           -
                                                              ------         ------    ------      ------
Total impaired loans                                          $7,113         $8,141    $8,996      $9,022
                                                              ======         ======    ======      ======
Allowance for credit losses on impaired loans                 $3,034         $3,745    $3,907      $3,500
                                                              ======         ======    ======      ======
Average impaired loans during the period                      $7,458         $8,507    $9,006      $9,659
                                                              ======         ======    ======      ======
Interest income recognized on impaired loans
during the time within the period that the loans
were impaired                                                 $  121         $  114    $   87      $  506
                                                              ======         ======    ======      ======
Interest income recognized on impaired loans
using a cash-basis method of accounting during
the time within the period that the loans were impaired       $  121         $  114    $   87      $  506
                                                              ======         ======    ======      ======

     Troubled Debt Restructurings. Under Generally Accepted Accounting Principles, the Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider under current market conditions. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Bank had $1.5 million of troubled debt restructurings, net of specific reserves, at September 30, 1997. Included in the Bank's troubled debt restructurings at September 30, 1997, is an office warehouse complex with a carrying value of $1.0 million net of specific reserves. At September 30, 1997, this loan was classified substandard and was current. The remaining $500,000 of troubled debt restructuring at September 30, 1997, consisted of loans secured by multi-family and commercial properties located in Virginia Beach and Norfolk.

     Non-Performing Assets. The following table sets forth information relating to the Bank's non-performing assets and troubled debt restructurings at the dates indicated.

                                                 September 30, 1997   December 31, 1996
                                                 ------------------   -----------------

                                                      (Dollars in Thousands)

 Non-performing assets:
  Non-accruing loans:
    Mortgage loans:
      Single-family:
        Conventional..............................    $1,866           $ 1,498
        FHA/VA....................................       799               698
      Multi-family................................         -                 -
      Commercial..................................       366                46
    Consumer loans................................       318               308
                                                      ------            ------
  Total non-accruing loans........................     3,349             2,550
  Real estate owned, net (1)......................     1,226             1,202
                                                      ------            ------
Total non-performing assets.......................     4,575             3,752

Troubled debt restructurings, net (2).............     1,532             2,464
                                                      ------            ------
Total non-performing assets and troubled
debt restructurings...............................    $6,107            $6,216
                                                      ======            ======
Non-accruing loans to total loans held for
investment........................................     0.52%             0.41%
                                                       ====              ====
Total non-performing assets to total assets.......     0.31%             0.26%
                                                       ====              ====
Total non-performing assets and troubled
debt restructurings to total assets...............     0.41%             0.44%
                                                       ====              ====

____________________________

(1) Amounts are net of the allowance for real estate owned which amounted to $28,000 at September 30, 1997 and $30,000 December 31, 1996.
(2) Amounts are net of specific valuation allowance which totaled $3.0 million at September 30, 1997 and $3.7 million December 31, 1996.

    The Bank's real estate owned at September 30, 1997 consisted of 19 properties. During the first nine months of 1997, the Bank sold ten single family residences, one residential lot and two multi-family residences previously acquired in foreclosure for a combined sale price of $940,301. After satisfying deductions for valuation allowances, repairs, holding costs, real estate brokerage commissions and settlement expenses, the Bank realized a loss on the sale of approximately $38,000.

     Potential Problem Loans. In addition to the loans included in the preceding impaired loans and non-performing assets and troubled debt restructurings tables, at September 30, 1997, the Bank had loans totaling $4.5 million which, even though they were not impaired or categorized as non-performing assets or troubled debt restructurings, were designated as substandard or special mention.

     At September 30, 1997, there were seven performing loans to four borrowers, totaling $2.2 million, which the Bank had designated as substandard. These performing loans are broken down as follows: two loans, totaling $1.5 million, are secured by commercial properties located in Norfolk, Virginia; three loans, totaling $546,000, are secured by commercial properties in Virginia Beach, Virginia; and two loans, totaling $200,000, are secured by various multi-family properties and developed lots in Norfolk, Virginia. At this time, the Bank does not anticipate losses on any of these loans. Previsously included in this category was one loan, designated as substandard, which was a performing construction loan secured by a retirement facility under construction in Virginia Beach. In August 1996, the partially constructed building was substantially destroyed by fire and, at the time of the fire, construction loan disbursements totaled $3.3 million. At September 30, 1997, the loan was paid in full.

     Additionally, at September 30, 1997, there were four performing loans to one borrower, totaling $2.3 million, which the Bank had designated as special mention. These loans are secured by a multi-family dwelling unit and duplexes in Virginia Beach, Virginia.

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

     The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.

                                             Three Months Ended    Nine Months Ended
                                               September 30,         September 30,
                                             ------------------    -----------------

                                              1997       1996      1997        1996
                                             ------     ------     ------      -----
                                                       (Dollars in thousands)

Allowance at beginning of period             $9,746     $9,505     $9,656      $4,438
Addition to allowance from acquisition
  of Seaboard Savings                             -          -          -       5,192
Provision for loan losses                      (157)      (295)      (122)       (299)
Charge-offs:
  Mortgage loans:
    Single-family                               (28)       (33)      (115)       (150)
    Multi-family                               (139)       (38)      (299)        (38)
    Construction                                  -          -          -           -
    Commercial                                 (478)       (40)      (478)        (40)
    Residential lots                              -          -          -           -
  Consumer loans                               (382)       (57)      (737)       (249)
                                             -------      -----    -------       -----
      Total charge-offs                      (1,027)      (168)    (1,629)       (477)
      Other charge offs                           -          -          -           -
Recoveries:
  Mortgage loans:
    Single-family                                12         62         42          64
    Multi-family                                  -         10          -          10
    Construction                                  -          -          -           -
    Commercial                                   16      1,468         32       1,623
  Consumer loans                                 49         12         98          43
                                             ------    -------     ------     -------
      Total recoveries                           77      1,552        172       1,740
      Other recoveries                            -          -        562           -
                                             ------    -------     ------     -------
Allowance at end of period                   $8,639    $10,594     $8,639     $10,594
                                             ======    =======     ======     =======
Allowance for loan losses to total non-
  accruing loans at end of period            257.96%    644.80%    257.96%     644.80%
                                             ======     ======     ======      ======
Allowance for loan losses to total
  impaired loans at end of period            121.45%    127.59%    121.45%     127.59%
                                             ======     ======     ======      ======
Allowance for loan losses to total loans
  held for investment at end of period         1.34%      1.79%      1.34%       1.79%
                                             ======     ======     ======      ======

     Based on facts and circumstances currently available, the Bank presently believes that the allowance for loan losses was adequate at September 30, 1997. However, there can be no assurances that additions to such allowance will not be necessary in future periods, in which case the Company's results of operations would be adversely affected.

                              Results of Operations

     Comparison of Results of Operations for the Three Months Ended September 30, 1997 and 1996

     General. The Company reported net income of approximately $3.4 million and $166,000 for the three months ended September 30, 1997 and 1996, respectively. Before a one-time statutorily mandated SAIF assessment and a related charge during the third quarter of 1996, the Company's net income was approximately $3.1 million for the three-month period ended September 30, 1996. The $300,000 increase in net income for the three months ended September 30, 1997, compared to the pre-SAIF net income during the corresponding period in 1996, was due primarily to a $705,000, or 8.3%, increase in net interest income; a $126,000, or 13.4% increase in noninterest income and a decrease in noninterest expenses of $104,000. These were partially offset by an increase in provision for income taxes.

     Net Interest Income. Net interest income increased by $705,000, or 8.3%, in the three months ended September 30, 1997, to $9.2 million, compared to $8.5 million during the same period in 1996. The reason for such increase was a $2.2 million improvement in interest income, mainly due to an increase in average interest-earning assets of $97.1 million, or 7.3%, to $1.4 billion for the three months ended September 30, 1997. The additional interest-earning assets primarily resulted from increases in investment and mortgage-backed securities and internal growth in the Bank's loan portfolio. Interest on loans increased $1.4 million, or 11.5%, as a result of a $66.2 million, or 11.2%, increase in the average balance of the loan portfolio together with a 3 basis point (100 basis points being equal to 1%) increase in the average yield earned thereon. Interest income on mortgage-backed securities increased $437,000 as a result of a $17.6 million, or 2.5%, increase in the average balance of the mortgage-backed securities portfolio together with an 8 basis point increase in the average yield earned thereon. The improvement in interest income was partially offset by a $1.4 million increase in interest expense mainly as a result of an increase of $113.5 million in average interest-bearing liabilities. Interest on deposits increased $375,000, or 4.1%, as a result of an increase in the average balance of deposits of $26.8 million, or 3.7%, together with an increase in the cost of deposits from 5.18% to 5.19%. Interest expense on borrowings increased by $1.1 million, or 15.1%, as a result of an increase in the average balance of $86.7 million, or 18.1%, partially offset by a decrease in the average rate paid on borrowings from 5.92% to 5.77%. The Bank's average interest rate spread and net interest margin amounted to 2.15% and 2.58%, respectively, during the three months ended September 30, 1997, compared to 2.02% and 2.56% for the comparable period in 1996.

     Provision for Loan Losses. The negative provision for loan losses amounted to $157,000 for the three months ended September 30, 1997, compared to a negative provision of $295,000 during the three months ended September 30, 1996. For additional discussion of the Bank's loan loss policy, see "Financial Condition - Asset Quality - Allowance for Loan Losses."

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

                                                                    Three Months Ended September 30,
                                                  ------------------------------------------------------------------
                                                            1997                                1996
                                                  ----------------------------       -------------------------------

                                     Yield/Cost                        Average                               Average
                                at September 30, Average               Yield/       Average                 Yield/
                                      1997       Balance  Interest    Cost (1)      Balance    Interest      Cost (1)
                                ---------------  -------  --------    --------      -------    --------     --------

                                                                 (Dollars in Thousands)
Interest-earning assets:
Loans receivable:
  Mortgage loans...........          8.13%    $  576,000  $11,924      8.28%      $  520,280   $ 10,871       8.36%
  Consumer loans...........         10.59%        82,168    2,042      9.94%          71,714      1,652       9.21%
                                              ----------  -------                 ----------   --------
Total loans................          8.43%       658,168   13,966      8.49%         591,994     12,523       8.46%
Mortgage-backed securities.          7.12%       706,925   12,056      6.82%         689,370     11,619       6.74%
Investment securities......          7.04%        49,479      872      7.05%          36,406        623       6.85%
Other earning assets.......          6.30%         7,188       89      4.95%           6,886         64       3.72%
                                              ----------  -------                 ----------   --------
Total interest-earning assets        7.72%     1,421,760   26,983      7.59%       1,324,656     24,829       7.50%
                                                          -------                              --------
Noninterest-earning assets.                       59,496                              38,757
                                              ----------                          ----------
    Total assets...........                   $1,481,256                          $1,363,413
                                              ==========                          ==========
Interest-bearing liabilities:
Deposits:
  Demand deposits..........          3.53%    $  111,165      967      3.48%      $   63,680        531       3.34%
  Passbook savings.........          3.31%        52,434      433      3.30%          53,452        430       3.22%
  Certificates.............          5.65%       577,943    8,229      5.70%         597,620      8,293       5.55%
                                              ----------  -------                 ----------   --------
Total deposits.............          5.17%       741,542    9,629      5.19%         714,752      9,254       5.18%
Borrowings.................          5.72%       566,623    8,174      5.77%         479,909      7,100       5.92%
                                              ----------  -------                 ----------   --------
  Total interest-bearing
    liabilities............          5.41%     1,308,165   17,803      5.44%       1,194,661     16,354       5.48%
                                                          -------                              --------
Noninterest-bearing liabilities                   15,641                              21,440
                                              ----------                          ----------
    Total liabilities......                    1,323,806                           1,216,101
Stockholders' equity.......                      157,450                             147,312
                                              ----------                          ----------
  Total liabilities and
    stockholders' equity...                   $1,481,256                          $1,363,413
                                              ==========                          ==========
Net interest-earning assets                   $  113,595                          $  129,995
                                              ==========                          ==========
Net interest income and
  interest-rate spread.....          2.31%                $9,180      2.15%                    $  8,475       2.02%
                                                          ======                               ========
Net interest margin........                                           2.58%                                   2.56%
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                                        1.09x                                   1.11x

_______________________________
    (1)  Annualized

     Noninterest Income. Noninterest income for the quarter ended September 30, 1997, was $1.1 million compared to $940,000 in the comparable three months of 1996. This increase resulted mostly from approximately $260,000 profit on the previously discussed sale of mortgage-backed securities.

     Noninterest Expense. Noninterest expenses decreased by $4.9 million during the three months ended September 30, 1997, to $4.5 million, compared to $9.5 million during the nine months ended September 30, 1996. Consistent with the SAIF recapitalization legislation, during the third quarter of 1996, the Bank was assessed $4.4 million by the FDIC as its pro rata share to recapitalize the SAIF. As a result of the special assessment, relative to deposits obtained in the Seaboard Savings Bank, FSB acquisition, the acquired goodwill relating to Seaboard was adjusted through a charge to noninterest expense of $451,000. Before the one time assessment and related charge, noninterest expenses were relatively unchanged at $4.5 million for the three months ended September 30, 1997 compared to $4.6 million for the three months ended September 30,1996.

     Income Tax Provision. The provision for income taxes increased by $2.4 million due to both an increase in the provision rate and the level of pre-tax income. The income tax provision rate increased from 29.7% of income before taxes, for the third quarter of 1996, to 41.5%, for the third quarter of 1997, due to additional taxable income in higher income tax brackets and the effects of non-tax deductible expenses for 1997.

     Comparison of Results of Operations for the Nine Months Ended September 30, 1997 and 1996

     General. The Company reported net income of approximately $10.1 million and $5.4 million for the nine months ended September 30, 1997 and 1996, respectively. The Company's reported net income for the nine months ended September 30, 1996, before a one-time statutorily mandated SAIF assessment and a related charge, was approximately $8.4 million. The $1.7 million increase in net income for the nine months ended September 30, 1997, compared to the pre-SAIF assessment net income during the corresponding period in 1996, was due primarily to a $2.4 million increase in net interest income and a $1.1 million, or 45.7%, increase in noninterest income which was partially offset by an increase in the provision for income taxes.

     Net Interest Income. Net interest income increased by $2.4 million, or 9.3%, in the nine months ended September 30, 1997, to $27.6 million, compared to $25.2 million during the comparable period in 1996. The reason for such increase was a $9.7 million improvement in interest income, mainly due to an increase in average interest-earning assets of $180.5 million, or 14.9%, to $1.4 billion for the nine months ended September 30, 1997. The additional interest-earning assets primarily resulted from increases in mortgage-backed securities and internal growth in the Bank's loan portfolio. Interest on loans increased $5.3 million, or 14.9%, as a result of a $90.6 million, or 16.2%, increase in the average balance of the loan portfolio partially offset by a 10 basis point decrease in the average yield earned thereon. Interest income on mortgage-backed securities increased $4.2 million as a result of a $89.0 million, or 14.6%, increase in the average balance of the mortgage-backed securities portfolio partially offset by a 7 basis point decrease in the average yield earned thereon. The improvement in interest income was partially offset by a $7.3 million increase in interest expense mainly as a result of an increase of $202.5 million in average interest-bearing liabilities. Interest on deposits increased $2.0 million, or 7.5%, as a result of an increase in the average balance of deposits of $56.5 million, or 8.3%, partially offset by a decrease in the cost of deposits from 5.15% to 5.11%. Interest expense on borrowings increased by $5.3 million, or 30.1%, as a result of an increase in the average balance of $146.0 million, or 37.0%, partially offset by a decrease in the average rate paid on borrowings from 5.99% to 5.69%. The Bank's average interest rate spread and net interest margin amounted to 2.20% and 2.64%, respectively, during the nine months ended September 30, 1997, compared to 2.16% and 2.79% for the comparable period in 1996.

     Provision for Loan Losses. The negative provision for loan losses amounted to $122,000 for the nine months ended September 30, 1997, compared to a negative provision of $299,000 during the nine months ended September 30, 1996. For additional discussion of the Bank's loan loss policy, see "Financial Condition - Asset Quality - Allowance for Loan Losses."

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

                                                                        Nine Months Ended September 30,
                                                   ---------------------------------------------------------------------
                                                                1997                                  1996
                                                   -----------------------------         -------------------------------
                                   Yield/Cost                            Average                                Average
                                at September 30,   Average               Yield/        Average                   Yield/
                                      1997         Balance  Interest    Cost (1)       Balance    Interest      Cost (1)
                                ---------------    -------  --------    --------       -------   ---------     ---------
                                                        (Dollars in Thousands)

Interest-earning assets:
Loans receivable:
  Mortgage loans...........          8.13%      $  568,629  $35,209      8.26%      $  491,892   $ 31,101       8.43%
  Consumer loans...........         10.59%          80,857    5,838      9.63%          66,964      4,635       9.23%
                                                ----------  -------                 ----------   --------
Total loans................          8.43%         649,486   41,047      8.43%         558,856     35,736       8.53%
Mortgage-backed securities.          7.12%         697,786   35,632      6.81%         608,757     31,409       6.88%
Investment securities......          7.04%          36,654    1,951      7.10%          36,800      1,887       6.84%
Other earning assets.......          6.30%           8,582      321      4.99%           7,597        268       4.70%
                                                ----------  -------                 ----------   --------
Total interest-earning assets        7.72%       1,392,508   78,951      7.56%       1,212,010     69,300       7.62%
                                                            -------                              --------
Noninterest-earning assets.                         56,937                              40,361
                                                ----------                          ----------
    Total assets...........                     $1,449,445                          $1,252,371
                                                ==========                          ==========
Interest-bearing liabilities:
Deposits:
  Demand deposits..........          3.53%      $  106,919    2,669      3.33%      $   49,255      1,188       3.22%
  Passbook savings.........          3.31%          52,565    1,281      3.25%          54,886      1,350       3.28%
  Certificates.............          5.65%         578,339   24,353      5.61%         577,198     23,797       5.50%
                                                ----------  -------                 ----------   --------
Total assets...............          5.17%         737,823   28,303      5.11%         681,339     26,335       5.15%
Borrowings.................          5.72%         540,918   23,070      5.69%         394,950     17,738       5.99%
                                                ----------  -------                 ----------   --------
  Total interest-bearing
    liabilities............          5.41%       1,278,741   51,373      5.36%       1,076,289     44,073       5.46%
                                                            -------                              --------
Noninterest-bearing liabilities                     16,403                              22,683
                                                ----------                          ----------
    Total liabilities......                      1,295,144                           1,098,972
Stockholders' equity.......                        154,301                             153,399
                                                ----------                          ----------
  Total liabilities and
    stockholders' equity...                     $1,449,445                          $1,252,371
                                                ==========                          ==========
Net interest-earning assets                     $  113,767                          $  135,721
                                                ==========                          ==========
Net interest income and
  interest-rate spread.....          2.31%                 $ 27,578      2.20%                   $ 25,227       2.16%
                                                           ========                              ========
Net interest margin........                                              2.64%                                  2.79%
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                                           1.09x                                  1.13x

        (1)  Annualized

     Noninterest Income. Noninterest income for the nine months ended September 30, 1997, was $3.6 million compared to $2.5 million in the comparable nine months of 1996. This increase resulted mostly from a $1.2 million profit on the sale of mortgage-backed securities during the first and third quarters of 1997.

     Noninterest Expense. Noninterest expenses decreased by $5.0 million during the nine months ended September 30, 1997, to $13.9 million, compared to $18.9 million during the nine months ended September 30, 1996. Consistent with the SAIF recapitalization legislation, during the third quarter of 1996 the Bank was assessed $4.4 million by the FDIC as its pro rata share to recapitalize the SAIF. As a result of the special assessment, relative to deposits obtained in the Seaboard Savings Bank, FSB acquisition, the acquired goodwill relating to Seaboard was adjusted through a charge to noninterest expense of $451,000. Before the one-time assessment and related charge, noninterest expenses were $14.1 million for the nine months ended September 30, 1996.

     Income Tax Provision. The provision for income taxes increased by $3.7 million due to both an increase in the provision rate and the level of pre-tax income. The income tax provision rate increased from 40.0% of income before taxes, for the nine-month period of 1996, to 42.1%, for the nine-month period of 1997, due to additional taxable income in higher income tax brackets and the effects of non-tax deductible expenses for 1997.

                       Impact of New Accounting Standards

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share ("EPS") and restate all prior periods. The new requirements replace the current primary EPS and fully diluted EPS with two new calculations, basic EPS and diluted EPS. Basic EPS, unlike primary EPS, excludes all dilution caused by any common stock equivalents (e.g., options on stock). Diluted EPS is calculated similarly to fully diluted EPS, except diluted EPS uses the average price of the Company's stock during the accounting period, while fully diluted EPS uses the price of the Company's stock at the end of the accounting period. If SFAS 128 had been in effect during the first nine months of 1997, the Company would have reported basic EPS of $0.37 and diluted EPS of $0.35 for the three months ended September 30, 1997, and basic EPS of $1.10 and diluted EPS of $1.06, for the nine months ended September 30, 1997.

     In June 1997, FASB issued SFAS 130, "Reporting Comprehensive Income", which is required to be adopted for fiscal years beginning after December 15, 1997. In 1998, the Company will be required to report items of comprehensive income in the complete set of financial statements. Additionally, the Company will be required to display the accumulated balance of other comprehensive income separately in the equity section of a statement of financial position. The only anticipated item of comprehensive income reportable by the Company will be the unrealized gains or losses on available-for-sale securities, in accordance with SFAS 115.

     In June 1997, FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", which is required to be adopted for fiscal years beginning after December 15, 1997. The statement requires public business enterprises, like the Company, to report financial and descriptive information about its reportable operating segments and report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, and other disclosures about products and services, geographic areas, and major customers. Since the Company does not have reportable segments, as defined in the statement, the Company believes that the statement will have no impact on the Company's financial statements.

                         Liquidity and Capital Resources

     The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits; borrowings; amortization, prepayments and maturities of outstanding loans and mortgage-backed securities; sales of loans; maturities of investment securities and other short-term investments; and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets, which provide operational liquidity. The Bank has been able to generate sufficient cash through its deposits as well as borrowings (primarily consisting of FHLB advances and repurchase agreements). At September 30, 1997, the Bank had $299.4 million of outstanding FHLB advances and $273.7 million in repurchase agreements and other borrowings.

     Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing operations, to fund maturing savings certificates and savings withdrawals and to fund loan commitments and its portfolio of mortgage-backed and investment securities. At September 30, 1997, the total approved loan commitments outstanding amounted to $29.1 million. At the same date, commitments under unused lines of credit amounted to $9.5 million. Certificates of deposits scheduled to mature in one year or less at September 30, 1997, totaled $388.0 million; however, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that even with interest rates at lower levels than have been experienced in recent years, it will continue to have sufficient funds to meet its operational needs. At September 30, 1997, the Bank had a liquidity ratio of 7.86%, which exceeded the required minimum liquid asset ratio of 5.0%.

     At September 30, 1997, the Bank's regulatory capital was well in excess of applicable minimums required by federal regulations. The Bank, as a member of the thrift industry, is required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 3.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At September 30, 1997, the Bank's tangible capital was $132.7 million, or 8.98%, of adjusted total assets, core capital was $132.7 million, or 8.98%, of adjusted total assets and risk-based capital was $138.2 million, or 22.45%, of adjusted risk-weighted assets, exceeding the requirements by $110.5 million, $88.3 million and $89.0 million, respectively.

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


                                                    LIFE BANCORP, INC.



Date:  November 14, 1997    By: /s/ Tollie W. Rich, Jr.
                               _____________________________________________
                                  Tollie W. Rich, Jr., Executive Vice President,
                                       Chief Operating Officer


Date:  November 14, 1997    By: /s/ Emory J. Dunning, Jr.
                               ______________________________________________
                                   Emory J. Dunning, Jr., Senior Vice President,
                                       Treasurer and Chief Financial Officer